Form 10-K
period 2026-05-31
PAYCHEX INC
filed 2026-07-17
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-K

_________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

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

As of November 28, 2025, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $35,959,981,648 based on the closing price reported for such date on the NASDAQ Global Select Market.

As of June 30, 2026, 355,682,860 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on or about October 15, 2026, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.

INDEX TO FORM 10-K

For the fiscal year ended May 31, 2026

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by management of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “aim,” “expect,” “estimate,” “intend,” “outlook,” “will,” “would,” “guidance,” “projections,” “strategy,” “mission,” “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “future,” “may,” “might,” “opportunities,” “target,” “plan,” “possible,” “potential,” “purpose,” “should,” “view,” “see,” and other similar words or phrases. Forward-looking statements include, without limitation, all matters that are not historical facts. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, and similar projections.

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
•
risks related to acquisitions and the integration and performance of the businesses we acquire;
•
our customers’ failure to reimburse us for payments made by us on their behalf;
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
•
the impact of macroeconomic factors on the U.S. and global economy, and in particular on our small- and medium-sized business customers;
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

Our investor presentation regarding the financial results for the fiscal year ended May 31, 2026 is available and accessible on our Paychex Investor Relations portal at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-K. We intend to make future investor presentations available exclusively on our Paychex Investor Relations portal.

Item 1. Business

Unless we state otherwise or the context otherwise requires, the terms “Paychex,” the “Company,” “we,” “our,” and “us” refer to Paychex, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are an industry-leading human capital management (“HCM”) company providing comprehensive technology and advisory solutions in human resources (“HR”), payroll processing, employee benefits, and insurance. As of May 31, 2026, we served approximately 840,000 total customers across the U.S. and parts of Europe, of which approximately 800,000 are payroll clients. Paychex was incorporated in Delaware in 1979, maintains dual corporate headquarters in Rochester, New York and Cincinnati, Ohio, and has a fiscal year that ends on May 31st.

Effective human capital management requires significant resources and expertise. Organizations face a rapidly evolving employment landscape including an increasing number and complexity of federal, state, and local regulations; the integration of AI into HCM processes; changing workforce dynamics; increasing medical inflation; and challenges attracting and retaining talent. Changing workplace dynamics include increasingly distributed, mobile workforces as well as employee expectations for user experiences similar to customer-oriented applications.

We specialize in helping customers succeed in this rapidly evolving environment. What sets us apart in the industry is our comprehensive suite of solutions, deep advisory expertise, and differentiated access to a large and growing proprietary dataset. Paychex offers a full range of integrated HCM solutions from hire to retire, for businesses and their employees, with configurable options designed to meet a wide range of business sizes and complexities. We believe our solutions address the entire employee life cycle, while also enabling integrations with popular HR, accounting, enterprise resource planning (“ERP”), and point-of-sale applications.

Key features of our solutions include:

•
Comprehensive cloud-based HCM platforms optimized to meet customers' HR and payroll needs;
•
AI-powered capabilities through WISE, our workforce intelligence engine, which leverages our large proprietary datasets to help automate workflows, enhance decision making, and increase productivity across our solutions and operations;
•
Expertise in HR and payroll backed by approximately 250 compliance experts and over 650 HR business professionals;
•
Streamlined workforce management that combines technology with flexible, tech-enabled support options;
•
Modern, mobile, and intuitive user experience with self-service capabilities; and
•
Scalable and customizable platforms that provide customers the flexibility to add solutions as they grow.

We market our solutions through a combination of direct and virtual sales forces, supported by referrals from channel partners and existing customers, as well as digital lead generation and multi-channel marketing initiatives. Over 60% of our revenue is derived from solutions other than payroll processing.

On April 14, 2025, we completed our acquisition of Paycor HCM, Inc. ("Paycor"), a leading provider of HCM, payroll and talent software. This acquisition expanded our presence upmarket, increased cross-sale opportunities, and enhanced our suite of AI-driven HCM solutions.

Company Strategy

Our strategy is to be the digitally driven HR leader by serving as an essential partner to customers through technology and advisory solutions for HR, payroll, employee benefits, and insurance. We believe that successfully executing this strategy will lead to strong, long-term financial performance. We intend to strengthen and extend our position as a leading provider through continued investments in both our innovative technology and HR advisory solutions. Key elements of our strategy include:

•
Growing our customer base. We operate in a large and growing market, with significant potential to expand within our current target markets. To support this growth, we invest in demand generation, sales tools, and go-to-market initiatives, including channel partnerships, ecommerce, and digital marketing. We also intend to grow our customer base by expanding sales of solutions beyond our payroll client base and by developing additional standalone offerings that can be sold independently of our core payroll and HCM solutions.
•
Expanding our share of wallet. We intend to expand our share of wallet by increasing penetration of our HCM software, HR outsourcing, retirement, and insurance offerings, while also broadening the range of solutions we offer to clients.
•
Driving technology innovation. We continue to invest significantly in our proprietary technology, HCM platforms, advisory solutions and benefits to maximize value for our customers and their employees. We have a robust roadmap focused on enhancing our ability to address the needs of current and prospective customers. We believe we are well positioned to capitalize on AI opportunities through our large and growing data sets, predictive analytics and AI models, and continued investments to increase efficiency, enhance the customer experience, support better outcomes and create growth opportunities.
•
Pursuing strategic acquisitions. We utilize acquisitions, when appropriate, as a means to expand our portfolio, enter new markets, or increase our scale. We will continue to evaluate potential acquisitions that are aligned with our overall strategy.

Our Customers

We provide HCM solutions to a diverse customer base operating in a broad range of industries throughout the U.S. and parts of Europe. The flexibility and scalability of our solutions enable our customers to select the best solution that meets their needs. We utilize service agreements and arrangements with customers that generally do not contain specified contract periods and may be terminated by either party with 30-days’ notice.

We believe client retention is a useful indicator of client satisfaction with our solutions and support. For the fiscal year ended May 31, 2026 (“fiscal 2026”), our payroll client retention was in the range of 82% to 83% of our beginning client base.

Our Solutions

We provide a differentiated combination of innovative technology solutions and deep advisory expertise spanning compliance, HR and benefits that help customers more effectively attract, develop, and retain talent in a challenging labor environment. Clients have the option of processing payroll online using our technology, outsourcing to our payroll specialists, or using a combination of these methods. Payroll is integrated with HCM software modules for customers who have more complex HR needs. We continue to invest in our solutions to enhance the customer and employee experiences from hire to retire.

We also provide comprehensive HR outsourcing through our administrative services organization (“ASO”) and professional employer organization (“PEO”) solutions. We support approximately 2.6 million worksite employees with our HR Outsourcing Solutions. We have over 650 HR business professionals who are dedicated to our customers and have the experience and training to provide HR best practices and advice. HR business professionals are available to provide our ASO and PEO customers with guidance on HR issues. The integration of leading-edge technology and flexible support options enables us to meet our customers’ needs, from the tactical to the strategic.

Building on our advisory strength, we launched WISE, Workforce Intelligence Strengthened by Expertise, our AI-powered intelligence engine that extends our existing capabilities into agentic AI. As of May 31, 2026, WISE powers approximately 600 AI features and agents across our solutions and operations. By embedding agents into the flow of work, WISE moves beyond insight and assistance to autonomous execution for clients. We believe this enables us to scale our expertise, enhance productivity, and deliver better client outcomes, all with human-in-the-loop oversight and strong governance. For more than 50 years, we have been at the center of HR, payroll, and benefits, giving us access to a vast, proprietary, and growing dataset. WISE now draws on more than 26 trillion data points, helping make our solutions smarter, more relevant, and more proactive.

We closely monitor the evolving challenges and needs of our customers, and proactively aid our customers in navigating macroeconomic challenges, legislative changes, and other complexities they may face. Over the past year, top challenges for employers were macroeconomic pressures including inflation and interest rates, availability of qualified talent, providing affordable benefits, keeping technology current, and ensuring legal and regulatory compliance. We have approximately 250 compliance professionals who are in real-time contact with tax agencies and regulators to understand upcoming or newly enacted laws and regulations. These compliance experts help ensure that our HCM solutions are updated in a timely fashion to reflect applicable regulations and to support our customers stay in compliance.

Management Solutions:

We offer a comprehensive portfolio of HCM technology and HR advisory solutions that enable our customers to meet their diverse HR and payroll needs.

•
HCM technology: We deliver an integrated suite of HCM solutions through three technology platforms that enable seamless workforce management throughout the employee life cycle from recruiting and hiring to retirement. SurePayroll® serves the digitally driven small business self-service market. Paychex Flex® is our proprietary HCM SaaS platform for small and medium-sized businesses. Paycor® is our primary SaaS-based HCM platform for larger businesses with more complex needs. Customers can select the modules they need and configure solutions as they grow including Payroll, HR, Talent Acquisition, Talent Management, Benefits Administration, Workforce Management, and Partner Marketplaces.

•
Payroll solutions: Serving approximately 800,000 payroll clients, we pay 1 in 11 U.S. private sector workers and moved approximately $1.3 trillion last fiscal year. Our payroll processing solutions include the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations. Our powerful calculation engine enables fast and accurate payroll processing. We provide employers the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex account, or a check drawn on the employer’s account and electronically signed by us, or by ACH. We give employees flexibility to access earned wages before the scheduled pay date.

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

•
Workforce management: Comprehensive workforce management solutions designed to optimize labor costs and enhance productivity through integrated time and attendance, scheduling, and labor management tools. Embedded within our core platforms, these capabilities include job costing, labor distribution, expense management and employee self-service tools such as mobile punch-in and shift trading. For enterprise customers, our solution includes automation, analytics, and AI-powered capabilities such as labor forecasting, scheduling recommendations, overtime insights, and timesheet review and approval workflows.

•
Benefits administration: Software that provides comprehensive benefit administration capabilities for streamlined plan set-up, configuration, and management. It facilitates a simplified and engaging experience for employees during open enrollment and for life event-based changes through intuitive self-service tools. The platform supports a wide array of benefit types, including group health, FSA/HSA, and voluntary benefits, and includes features for compliance management, such as COBRA administration. It features robust reporting and analytics for administrators and ensures data accuracy through seamless direct carrier connectivity, which automates the transfer of enrollment information to benefit carriers.

•
Partner marketplaces: Perks is a curated digital marketplace for affordable, transferable employee benefits, including early access to earned wages, financial wellness solutions, and voluntary lifestyle benefits. Our Marketplaces provide businesses access to best-in-breed third-party applications and trusted technology partners to seamlessly connect their favorite solutions.

•
ASO solutions: Our ASO HR outsourcing solutions enable businesses to outsource and simplify HR administration and compliance support. These bundled services combine integrated HCM technology solutions and HR advisory services delivered virtually and on-site by professionally trained HR representatives. Customers can choose from different levels of HR outsourcing, ranging from our low-touch HR support to full-service. We offer these solutions to both payroll and non-payroll customers.

•
Retirement solutions: We are a leading 401(k) recordkeeper for businesses in the U.S., serving over 130,000 customers and managing $66 billion of retirement assets. Our retirement solutions offer a variety of options to employers, including 401(k) plans, SIMPLE and SEP IRAs, and Pooled Employer Plans, among others. These solutions provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services. Customers may choose from a group of pre-defined fund selections or customize their investment options within their plan. Our large-market retirement solutions include relationships with financial advisors.

•
Funding solutions: We offer various funding solutions. Our wholly owned subsidiary, Paychex Advance, LLC, provides a portfolio of solutions to the temporary staffing industry, including payroll funding (via the purchase of accounts receivable). Alterna Capital Solutions, LLC, offers funding to small businesses through the purchase of outstanding accounts receivable balances under non-recourse agreements.

PEO and Insurance Solutions:

We provide PEO and insurance solutions designed to help our customers’ manage HR, employee benefits, and business insurance needs.

•
PEO solutions: Our licensed PEO subsidiaries provide businesses with a comprehensive HR outsourcing solution that includes payroll, HR, employee benefits administration, retirement, insurance, risk management outsourcing, and access to professionally trained HR representatives, both virtually and on-site. PEO solutions differ from our ASO solutions in that we serve as a co-employer of our customers’ employees and assume the risks and rewards of certain workers’ compensation insurance and certain health insurance offerings. We are certified under the Small Business Efficiency Act to provide PEO solutions. Our insurance offerings are designed to help business owners protect their bottom line from unforeseen costs, including cyberattacks and employee lawsuits.

•
Insurance solutions: Our licensed insurance agency, Paychex Insurance Agency, Inc., provides insurance through a variety of carriers, allowing employers to expand their employee benefit and corporate offerings at an affordable cost. Insurance offerings include property and casualty coverage such as workers’ compensation, business-owner policies, cybersecurity protection, commercial auto, and health and benefits coverage, including health, dental, vision, and life. Our insurance solutions are designed to simplify the insurance process and help customers identify plans with features and pricing that meet their needs. With access to numerous top national and regional insurance carriers, our professional insurance agents have access to a wide selection of plans to best meet the insurance needs of small businesses. Customers can also integrate their insurance plans with Paychex payroll processing for easy, accurate plan administration.

Sales and Marketing

We market and sell our solutions primarily through our direct sales force based in the markets we serve. Our direct sales force includes field and inside sales representatives who specialize within our portfolio of solutions. Our sales representatives are also supported by marketing, advertising, public relations, and various other demand generation programs.

In addition to our direct selling and marketing efforts, we utilize indirect sales channels, including referrals from existing customers, certified public accountants (“CPAs”), benefit brokers, and banks. More than 50% of our payroll clients come from these referral sources. Our dedicated business development group drives sales through banking and broker relationships, national associations, and franchise channels. Complementing our direct sales, our Embedded HCM Solution partnerships efficiently extend our distribution while providing a modern, holistic solution to customers. We also utilize digital marketing to promote our solutions.

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

We also have long-standing relationships with health insurance and retirement benefits brokers, including large national partners. We recently launched the Partner+ Program to foster broker relationships and drive mutual growth. We now have a broader suite of solutions to offer brokers, which can supplement their offerings to customers, and the Partner+ Program provides a structured framework designed to safeguard mutual customers from competing products. In addition, our Partner Portal provides brokers exclusive access to advanced HCM solutions, new revenue streams, and data-driven insights.

Our corporate website is available at www.paychex.com, and is a cost-efficient channel that serves as a source of leads and new sales, while complementing the efforts of our direct, indirect, and virtual sales forces. The website enables us to market to existing and prospective customers who are interested in learning more about our solutions and support across human resources, payroll, benefits, and insurance.

Paychex also provides educational resources to customers on regulatory developments, HR topics, and business practices. Paychex WORX and the Paycor HR Center for Excellence provide information on the latest trends, best practices, and industry benchmarks designed to drive business success.

We also track current regulatory issues that impact the business community and provide regulatory updates. We issue small business trend reports through our monthly Paychex Small Business Employment Watch.

Markets and Competition

We remain focused on serving customers based upon the growth potential that we believe exists in the markets we serve. Census data indicates that in the U.S., there are over 6 million employer firms in our target markets.

The market for HCM solutions is highly competitive and fragmented. We compete with one primary national competitor as well as other national, international, regional, local, and online payroll providers. In addition to traditional payroll processing and HR solution providers, we compete with in-house payroll and HR systems and departments. We believe our solutions also compete with a variety of providers of HR services, such as retirement solutions companies, insurance companies, HR and benefits consulting firms, and national and regional PEOs.

Competition in the HCM industry is primarily based on the breadth of offerings, technology, ease of use, integration with third-party applications, service model, and price. We believe we are competitive in each of these areas. We believe the breadth of our solutions combined with advisory support from industry professionals differentiates our offerings from those of our competitors.

Software Maintenance and Development

The ever-changing mandates of federal, state, and local tax and regulatory agencies require us to regularly update our proprietary software to provide payroll and HCM solutions to our customers. We are regularly engaged in developing enhancements to and maintaining our various software platforms to meet the changing requirements of our customers and the marketplace. We continue to enhance our AI-driven solutions to offer our users an intelligent, efficient experience. Continued enhancement of the customer and employee experience is important to our future success.

Human Capital

We believe our ability to attract and retain qualified employees in all areas of our business is critical to our future success and growth. We strive to foster a workplace that promotes belonging and engagement and supports our ability to attract, retain, and develop talented employees while maintaining a safe working environment. We have dedicated resources to ensure that our efforts in building and sustaining a safe and inclusive culture are realized.

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

Our Employees: As of May 31, 2026, we employed approximately 17,600 people, primarily in the U.S. and on a full-time basis. None of our employees were covered by collective bargaining agreements. We have not experienced a strike or similar work stoppage, and we consider our relations with our employees to be amicable.

Paychex Culture: Our cultural values (“Paychex Values”) are designed to guide decision making consistent with the expectations of customers, stockholders, regulators, employees, and communities in which we operate. The Paychex Values are:

Integrity	Accountability	Innovation
Partnership	Respect	Service

Each of these values guide our decision-making and is critical to our ongoing success. All employees are required to verify their understanding and observance of these values during our annual “Right Way” training, review these values with management during periodic performance discussions, and are further encouraged to attend ongoing training during the year. Volunteer “Culture Champions” throughout the Company also help promote these values daily. We encourage employee feedback through our employee engagement surveys, as described below. This approach empowers our employees and enables us to make a positive impact in the communities where we work and serve. As a result of our commitment to these principles, in 2026 we were recognized by Ethisphere, a global leader in defining and advancing the standards of ethical business practices, as one of the World’s Most Ethical Companies. This recognition marks the 18th time and 15th consecutive year, that Paychex has been honored since the annual program began in 2007.

Talent Acquisition and Development: We compete for talent with our direct competitors and other companies in the geographic areas we serve. We invest significant resources to attract and retain top talent. Our Talent Acquisition team, in conjunction with certain third-party partners, has developed comprehensive processes to identify and recruit accomplished professionals.

Comprehensive Compensation and Benefits: We are committed to providing a fair wage and a total rewards package that appropriately incentivizes our employees to achieve their best. We regularly review employee salaries to ensure we are competitive in the industry and offer financial benefits such as a 401(k) plan, employee stock purchase plan, tuition assistance, scholarships for children of employees, and financial education. We are also committed to rewarding employees with a comprehensive, competitive benefits package, which includes medical, prescription, dental, and vision insurance, short- and long-term disability, employee assistance program, paid family leave, and a variety of well-being programs. For fiscal 2026, compensation-related expenses accounted for approximately 52% of our total expenses.

Employee Well-being Initiatives: In addition to providing a comprehensive compensation and benefits package, we are committed to providing a safe and healthy workplace for our employees. Healthier employees are at lower risk of injury from workplace related exposures, perform work more safely with lower rates of absenteeism, experience better job performance, and can live their lives more fully outside of work. Our robust well-being program, focuses on the physical, emotional, community, career, and financial health of our employees.

Our award-winning well-being initiatives offer a wide variety of services, tools, and resources that can help employees achieve their health goals using a holistic approach. In addition, we sponsor onsite health screenings, Red Cross blood donation events, flu vaccination clinics, vaping and tobacco cessation and weight management programs, meditation and yoga classes, and a variety of other programs. To support our employees’ financial well-being we have developed programs for financial education and support. We maintain procedures for events such as fires, severe weather, medical emergencies, and active shooters, as well as other important information related to general workforce safety.

Annually, we celebrate Paychex Culture Day, an additional paid day off for employees to celebrate and recognize a holiday that is significant to them. This is just one of the many ways we celebrate our employees’ unique heritages, and it reflects our Company's commitment to our staff.

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

Seasonality

There is no significant seasonality to our business. However, during our third fiscal quarter, which ends in February, the number of new payroll clients, new retirement solutions customers, and new worksite employees associated with our HR Outsourcing businesses tends to be higher than during the rest of the fiscal year, primarily because many businesses prefer to start using our solutions at the beginning of a calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during our third fiscal quarter due to year-end bonus payments, additional year-end services, and the preparation and delivery of end-of-year reporting requirements.

Available Information

We are subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the SEC. The SEC maintains a website (www.sec.gov) that includes our reports, proxy statements, and other information.

Our corporate website, www.paychex.com, provides materials for investors and information about our solutions. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, as well as any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, on our website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. The information on our website is not incorporated by reference into our Form 10-K. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2026 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

Item 1A. Risk Factors

Our future results of operations are subject to risks and uncertainties that could cause actual results to differ materially from historical and current results, and from our projections. The following risk factors represent our current view of some of the most important risks facing our business and are important to understanding our business. This description reflects our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. These are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial also may adversely affect, possibly to a material extent, our business, cash flows, financial condition, or results of operations in future periods. In addition, refer to the cautionary note regarding forward-looking statements at the beginning of Part I of this Form 10-K.

Business and Operational Risks

We may not be able to keep pace with changes in technology or provide timely enhancements to our solutions and support.

The market for our solutions is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements, and changing industry standards. To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our customers. Our future success will depend on our ability to: enhance our current solutions and introduce new solutions in order to keep pace with solutions offered by our competitors, including the successful utilization of AI technologies (including generative AI and machine learning solutions); enhance capabilities and increase the performance of our internal systems, particularly our systems that meet our customers’ requirements; and adapt to technological advancements and changing industry standards. We may pursue new target markets or implement new lines of business to grow our customer base, which may not be successful. For example, we intend to expand sales of solutions beyond our traditional payroll clients and to develop additional standalone offerings that can be sold independent of our core payroll and HCM solutions. In addition, we continue to make significant investments related to the development of new technology. If our systems or solutions become outdated, it may negatively impact our ability to meet performance expectations related to quality, time to market, cost and innovation relative to our competitors. The failure to provide a more efficient and user-friendly customer-facing digital experience across internet and mobile platforms as well as in physical locations may adversely impact our business and operating results. There can be no assurance that our efforts to update and integrate systems will be successful. If we do not integrate and update our systems in a timely manner, if our investments in technology fail to provide the expected results, or if our efforts to target new markets or implement new lines of business are unsuccessful, there could be a material adverse effect to our business and results of operations. The failure to continually develop enhancements and use of technologies such as robotics and other workflow automation tools, natural language processing, and AI/machine learning may impact our ability to increase the efficiency of and reduce costs associated with operational risk management and compliance activities.

Our use of AI technology and the incorporation of AI technology into our solutions carries risks and challenges that could adversely affect our business, financial condition, results of operations, and prospects.

We have and are increasingly incorporating AI capabilities into many of our solutions, enabled by WISE, and internal processes to enable our customers and our employees to improve efficiency, scalability, and productivity. The integration of AI into our solutions presents risks and challenges, including that we may be unable to integrate AI technologies into our solutions when or as we expect, that our customers do not welcome or realize the anticipated benefits of such technologies or may use AI technologies from other providers instead of using our services, that new AI technologies may disrupt our industry adding market pressure, that our AI-based solutions could produce inaccurate results or have other unintended consequences, or that our AI-based solutions may expose us to lawsuits, regulatory investigations, or other proceedings, and subject us to legal liability as well as brand and reputational harm, all of which could negatively affect our business, financial condition, results of operations, and prospects.

While AI technologies may offer significant benefits, they also create risks and challenges. Although we implement measures to address the accuracy and appropriate use of AI tools, including internal AI policies and training, these efforts may not always be successful. Use of AI tools that introduce bias, errors, hallucinations (false, misleading, or fabricated text purporting to be factual), as well as any failure by our employees, contractors, or partners to adhere to our AI policies, or inappropriate use of AI, could result in violations of confidentiality obligations, ethical considerations, laws, or regulations, jeopardize our intellectual property rights, or expose our solutions or business systems to defects and malware, any of which could adversely affect our business, financial condition, results of operations, and prospects.

We may experience software defects, undetected errors, and development delays, which could damage our relationship with customers, decrease our potential profitability and expose us to liability.

Our solutions rely on software and computing systems, including generative and agentic AI solutions, that can encounter development delays, complexities with integrating new technologies, and the underlying software may contain undetected errors, bias, viruses, or defects. Defects in our solutions, errors or delays caused by our solutions and generative AI solutions not working as anticipated could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential customers, harm to our reputation and exposure to liability. In addition, we rely on technologies and software supplied by third parties that may also contain undetected errors, bias, viruses, or defects that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We could be subject to reduced revenues, increased costs, liability claims, or harm to our competitive position as a result of cyberattacks, security vulnerabilities or Internet disruptions.

We rely upon information technology (“IT”) networks, cloud-based platforms, and systems to process, transmit, and store electronic information, and to support a variety of business processes, some of which are provided by third-party vendors. Cyberattacks and security threats are a risk to our business and reputation. A cyberattack, unauthorized intrusion, malicious software infiltration, network disruption or outage, corruption of data, or theft of personal or other sensitive information, could have a material adverse effect on our business operations or that of our customers, result in liability or regulatory sanction, or cause harm to our business and reputation and result in a loss in confidence in our ability to serve customers all of which could have a material adverse effect on our business. The increasing velocity of disruptive innovations involving cyberattacks, security vulnerabilities, unintended data exposure, and Internet disruptions enabled by new and emerging technologies, such as advancements in AI, machine learning, and quantum computing, may outpace our organization's ability to compete and/or manage the risk appropriately. In addition, threat actors may seek to engage in payment-related fraud or by more frequently attempting to gain access to our systems through phishing or other means that may include, but are not limited to, leveraging stolen identities. Furthermore, security industry experts and government officials have warned about the risks of threat actors and cyberattacks targeting IT products and businesses. Because techniques used to obtain unauthorized access or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Data Security and Privacy Leaks: We collect, use, and retain increasingly large amounts of personal information about our customers, employees of our customers, our employees, and other third parties, including: bank account, credit card, social security numbers, tax return information, health care information, retirement account information, payroll information, system and network passwords, and other sensitive personal and business information. At the same time, the continued occurrence of high-profile cyber and ransomware attacks and data breaches provides evidence of an external environment increasingly hostile to information security. We may be particularly targeted for cyberattack because of the amount and type of personal and business information that we collect, use, and retain, as well as during and after periods in which we acquire other companies. Vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to the security of our systems and networks, and the confidentiality, availability, and integrity of our data. Furthermore, if any of our solutions contain a software vulnerability, the vulnerability may be exploited to obtain access to our data or our customers’ data.

Our service platforms enable our customers to store and process personal data on premises or, increasingly, in a cloud-based environment that we host. The security of our IT infrastructure is an important consideration in our customers’ purchasing decisions. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time, we may be unable or fail to anticipate these techniques or implement adequate or timely preventative or responsive measures. As cyber threats continue to evolve, we are focused on ensuring that our operating environments safeguard and protect personal and business information. We may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. While we have security systems and IT infrastructure in place designed to detect and protect against unauthorized access to such information, including our Cyber Fusion Center, if our security measures are breached, either internally or externally, our business could be substantially harmed, and we could incur significant liabilities. Any such breach or unauthorized access could negatively affect our ability to attract new customers, cause existing customers to terminate their agreements with us, result in reputational damage, and subject us to lawsuits, regulatory fines, or other actions or liabilities which could materially and adversely affect our business and operating results. Third-parties, including vendors that provide services for our operations, could also be a source of security and reputational risk to us in the event of a failure of their own security systems and infrastructure.

Data Loss and Business Interruption: If our systems are disrupted or fail for any reason, or if our systems are infiltrated by unauthorized persons, the Company, our customers and employees of our customers could experience data loss, financial loss, harm to reputation, or significant business interruption. Hardware, applications, and services, including cloud-based services, that we develop or procure from third-party vendors may contain defects in design or other problems that could compromise the integrity and availability of our services. Any delays or failures caused by network outages, software or hardware failures, or other data processing disruptions, could result in our inability to provide services in a timely fashion or at all. The speed to closure of significant cybersecurity incidents may be influenced by the cooperation of governmental or law enforcement agencies. We may be required to incur significant costs to protect against damage caused by disruptions or security breaches in the future. Such events may expose us to unexpected liability, litigation, regulatory investigation and penalties, loss of customers’ business, unfavorable impact to business reputation, and there could be a material adverse effect on our business and results of operations.

In the event of a catastrophe, our business continuity plan may fail, which could result in the loss of customer data and adversely interrupt operations.

Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe or natural disaster, unauthorized security breach, power loss, telecommunications failure, terrorist attack or act of war, public health emergency, pandemic, or other events that could have a significant disruptive effect on our operations. Climate-related weather disasters, including hurricanes, flooding, snowstorms, and severe rainstorms, could also threaten the business continuity of our operations. We have a business continuity plan in place in the event of system failure due to any of these events. Our business continuity plan has been tested in the past by circumstances of severe weather, including hurricanes, floods, snowstorms, and rainstorms and has been successful. However, these past successes are not an indicator of success in the future. If the business continuity plan is unsuccessful in a disaster recovery scenario, we could potentially lose customer data or experience material adverse interruptions to our operations or delivery of services to our customers. If that were to occur, there could be a material adverse effect on our business and results of operations.

We may be adversely impacted by any failure of third-party service providers to perform their functions.

As part of providing services to customers, we rely on a number of third-party service providers. These third-party service providers include, but are not limited to, banks used to electronically transfer funds from clients to their employees, information technology vendors servicing cloud-based platforms, and other third-party providers supporting customer interactions. Failure by these service providers, or their respective outsourced providers, for any reason, to deliver their services in a timely manner and in compliance with applicable laws and regulations could result in material interruptions to our operations, impact customer relations, and result in significant penalties or liabilities to us.

We may be exposed to additional risks related to our co-employment relationship within our PEO business.

Many federal and state laws that apply to the employer-employee relationship do not specifically address the obligations and responsibilities of the “co-employment” relationship within our PEO business. State and federal positions regarding co-employment relationships are in a constant state of flux and change with varying degrees of impact on our operations. We cannot predict when changes will occur or forecast whether any future changes will be favorable or unfavorable to our operations. There is a possibility that we may be subject to liability for violations of employment or discrimination laws by our customers and acts or omissions of customer employees, who may be deemed to be our agents, even if we do not participate in any such acts or violations. Although our agreements with customers provide that they will indemnify us for any liability attributable to their own or their employees’ conduct, we may not be able to effectively enforce or collect such contractual obligations. In addition, we could be subject to liabilities with respect to our employee benefit plans if it were determined that we are not the “employer” under any applicable state or federal laws. Incurring additional liabilities related to our PEO business may adversely affect our results of operations.

We may be adversely impacted by changes in health insurance and workers’ compensation rates and underlying claims trends.

Within our PEO business, we maintain health and workers’ compensation insurance covering worksite employees. We establish workers’ compensation insurance reserves to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling these claims. The insurance costs are impacted by claims experience and are a significant portion of our PEO costs. If we experience a sudden or unexpected increase in claims activity, or our reserves were insufficient for claims activity, our costs could increase. In addition, in the event of expiration or cancellation of existing contracts, we may not be able to secure replacement contracts on competitive terms, if at all. Also, as a co-employer in the PEO, we assume or share many of the employer-related responsibilities associated with health care reform and recent efforts by local, state and federal governments to deregulate, which may result in increased costs. Increases in costs not incorporated into service fees timely or fully could have a material adverse effect on our results of operations. Incorporating cost increases into service fees could also impact our ability to attract and retain customers.

We made and may continue to make acquisitions that involve numerous risks and uncertainties.

Acquisitions subject us to risks, including increased debt, assumption of unforeseen liabilities, and difficulties in integrating operations. Successful integration involves many challenges, including the difficulty of developing and marketing new solutions and support, our exposure to unforeseen liabilities of acquired companies, and the loss of key employees of an acquired business. The integration and conversion of our acquired operations or other future acquisitions, if any, could result in increased operating costs if the anticipated synergies of operating these businesses as one are not achieved, a loss of strategic opportunities if management is distracted by the integration process, and a loss of customers if our service levels drop during or following the integration process. In addition, an acquisition could adversely impact cash flows and/or operating results, and dilute stockholder interests, for many reasons, including charges to our income to reflect the impairment of acquired intangible assets including goodwill, interest costs and debt service requirements for any debt incurred in connection with an acquisition, costs incurred to enforce our rights under acquisition agreements and any issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current stockholders. If the integration of any or all of our acquisitions or future acquisitions is not successful, it could have a material adverse impact on our operating results and stock price.

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

The Note Purchase and Guarantee Agreement (the “Agreement”) that we entered into in January 2019 contains covenants which may restrict our flexibility to operate our business. These covenants include restrictions regarding the incurrence of liens and indebtedness, substantial changes in the general nature of our business and our subsidiaries (taken as a whole), certain merger transactions, certain sales of assets and other matters, all subject to certain exceptions. The Agreement also contains financial covenants, which require us not to exceed a maximum leverage ratio of 3.5:1.0 and a minimum interest coverage ratio of 2.0:1.0, and limits certain of our indebtedness to not exceed 20% of our consolidated stockholders’ equity.

The credit agreements providing for our credit facilities with JP Morgan Chase Bank, N.A., contain similar financial covenants which also require us not to exceed a maximum leverage ratio of 3.5:1.0. We monitor compliance with all of our debt covenants on a quarterly basis. If we do not comply with these covenants, it could result in material adverse effects on our operating results and our financial condition.

Future acquisitions or transactions may bring us closer to these covenant thresholds, potentially requiring further amendments to our credit facilities and debt obligations on less favorable terms.

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

Many of our services, particularly payroll tax administration services, employee benefit plan administration services, and PEO services are designed according to government regulations that often change. Changes in regulations could affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of our services and substantially decrease our revenue. The addition of complex added requirements could also increase our cost of doing business and our ability to timely remit funds on behalf of our customers.

Our business and reputation may be adversely impacted if we fail to comply with U.S. and foreign laws and regulations.

Our services are subject to various laws and regulations, including, but not limited to, the SECURE Act 2.0, data privacy regulations, and anti-money laundering rules. The growth of our international operations also subjects us to additional risks, such as compliance with foreign laws and regulations. The enactment of new laws and regulations, modifications of existing laws and regulations, or the adverse application or interpretation of new or existing laws or regulations can adversely affect our business. Additionally, as federal, state, and international regulations become more complex, the risk that we may be unable to comply with those regulations increases, particularly in the event there are different or additional regulatory standards in different jurisdictions. Failure to update our services to comply with modified or new legislation in the areas of payment networks, health care reform and retirement plans as well as failure to educate and assist our customers regarding this legislation could adversely impact our business reputation and negatively impact our customer base. Failure to comply with anti-money laundering laws and regulations, including but not limited to the Bank Secrecy Act of 1970 (as amended), which require us to develop and implement risk-based anti-money laundering programs, and maintain transaction records, could result in civil and criminal penalties and adversely impact our business reputation.

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

Our solutions require the storage and transmission of proprietary and confidential information of our customers and their employees, including personal or identifying information, as well as geolocation and biometric data. Certain solutions are enhanced with the use of AI and machine learning. Our solutions are subject to various complex government laws and regulations on the federal, state, and local levels, including those governing personal privacy, AI and machine learning, as well as ethical considerations.

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

Despite our efforts to protect our intellectual property and proprietary information, we may be unable to do so effectively in all cases. Our intellectual property could be wrongfully acquired as a result of the use of AI tools, a cyberattack, or other wrongful conduct by employees or third-parties. To the extent that our intellectual property is not protected effectively by trademarks, copyrights, patents, or other means, other parties with knowledge of our intellectual property, including former employees, may seek to exploit our intellectual property for their own and others’ advantage. Competitors may also misappropriate our trademarks, copyrights or other intellectual property rights or duplicate our technology and solutions. Any significant impairment or misappropriation of our intellectual property or proprietary information could harm our business and our brand and may adversely affect our ability to compete. Third parties may claim that we are infringing on their intellectual property rights. Additionally, there is uncertainty regarding intellectual property ownership and license rights of AI algorithms and content generated by AI and we could become subject to similar claims of infringement as we expand our use of AI, enabled by WISE. To the extent we seek to enforce or must defend our intellectual property rights with litigation, we could incur significant expenses and/or be required to pay substantial damages. We may also be obligated to indemnify our customers or vendors in connection with claims or litigation. The litigation to enforce or defend our intellectual property rights could be costly and time-consuming.

We are involved in litigation from time to time arising from the operation of our business and acquisitions and, as such, we could incur substantial judgments, fines, legal fees, or other costs.

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

We and our customers are subject to the impacts related to inflationary pressure, economic instability, changes in interest rates, tariffs, potential instability of the banking environment, climate change-based obligations, and other macroeconomic and/or political events. Banking volatility may subject us and our customers to losses on uninsured funds and may make equity or debt financing more difficult to obtain, and additional equity or debt financing might not be available on reasonable terms, if at all. Additionally, our business is substantially dependent on our customers’ continued use of our solutions and support, and our results of operations will decline if our customers are no longer willing or able to use them. Our customers are sensitive to negative changes in economic conditions. If they cease operations or file for bankruptcy protection, we may not be paid for solutions we already provided, and our customer base will shrink, which will lower our revenue. If under financial pressure, our customers may determine they are no longer willing to pay for the solutions and support we provide, which would reduce our revenue. Our customers may decrease their workforce, which would decrease their demand for our solutions. Because of spending constraints on our customers and competition in the industry, we may face pricing pressure on our solutions and challenges in onboarding new customers, which would reduce revenue and ultimately impact our results of operations. Furthermore, if the third-party service providers we rely on are unable to perform their services for us and our customers, our operations could be materially disrupted, and we could face significant penalties or liabilities.

We may be adversely impacted by volatility and uncertainty in the political and economic environment.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and variability. Additionally, instability in the banking environment may adversely affect our business. These conditions may impact our business due to lower transaction volumes or an increase in the number of customers going out of business. Further, inflation and uncertainty about tariff implementation may negatively impact our business and/or our customers' business, raise costs and reduce profitability. Current or potential customers may decide to reduce their spending on payroll and other outsourcing solutions. In addition, new business formation may be affected by an inability to obtain credit.

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

Constriction in the credit markets may impact the availability of financing, even to borrowers with the highest credit ratings. Historically, we have periodically borrowed against available credit arrangements to meet short-term liquidity needs. However, should we require additional short-term liquidity during days of large outflows of client funds, a credit constriction may limit our ability to access those funds or the flexibility to obtain them at interest rates that would be acceptable to us. Growth in customizable funding solutions offered to our customers by the purchasing of their accounts receivable through non-recourse arrangements, including funding payrolls of our clients in the temporary staffing industry, may be constricted if access to financing becomes limited. In addition, our ability to grow through significant acquisitions may be limited. See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” If all of these financial and economic circumstances were to remain in effect for an extended period of time, there could be a material adverse effect on our results of operations and financial condition.

We may not be able to attract and retain qualified people, which could impact the quality of our solutions and customer satisfaction.

Our success, growth, and financial results depend in part on our continuing ability to attract, retain, motivate, and upskill highly qualified and diverse personnel in a rapidly changing environment at all levels, including management, technical, compliance, sales, and support personnel. Competition for these individuals can be intense, and we may not be able to retain our key people, or attract, assimilate, or retain other highly-qualified individuals in the future, which could harm our future success.

In the event we receive negative publicity, our reputation and the value of our brand could be harmed, and customers may not use our solutions and support, which may have a material adverse effect on our business.

We are committed to good corporate citizenship, which is reflected in our company culture and values. Disclosure of our corporate governance, responsibility, and sustainability practices, may draw negative publicity from stakeholders.

Negative publicity relating to events or activities attributed to us, our policies, our corporate employees, or others associated with us, whether or not justified, may tarnish our reputation and reduce the value of our brand. If we are unable to maintain quality HCM and employee benefit-related solutions and PEO and insurance solutions, our reputation with our customers may be harmed and the value of our brand may diminish. In addition, if our brand is negatively impacted, it may have a material adverse effect on our business, including challenges retaining customers or attracting new customers and recruiting talent and retaining employees.

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

We conduct regular assessments of cybersecurity risks to identify threats to us and potential vulnerabilities that could negatively affect our business operations if exploited. We track cybersecurity risks within our enterprise risk management system with cybersecurity threats considered to be among the top-priority risks to us. In addition, our Enterprise Security Organization (the “ESO”) conducts technical risk assessments, and, in some instances, we engage with third-party experts to assist with or perform technical risk assessments. The results of these risk assessments are reported to management. Our processes require escalation of significant cybersecurity risks to management and the Audit Committee (the "Audit Committee") of the Board of Directors (the “Board”).

The ESO is led by our Chief Information Security Officer (“CISO”) and seeks to maintain a consistent, resilient, and secure infrastructure by partnering with resources across the Company. The ESO implements numerous cybersecurity processes and capabilities, which include but are not limited to: assessing risk associated with significant infrastructure or operational changes and the introduction of new technologies, including AI; administering our third-party service provider risk management program; managing secure software development and change management; managing access management and logical access controls, identifying security vulnerabilities through automated scanning technologies; performing penetration testing and due diligence assessments; and protecting the confidentiality, integrity, and availability of the Company’s data in transit. The ESO includes the activities of the Paychex Cyber Fusion Center, which provides 24x7x365 cybersecurity monitoring and incident response. We maintain incident response plans which outline the escalation, investigation, reporting, and overall response procedures depending on the type and severity of incidents.

As part of our security program, we require all employees to take information security awareness training upon hire and annually thereafter. We provide additional ongoing training to our employees about security best practices and awareness, including internal phishing simulations.

We maintain a program designed to assess and manage the cybersecurity-related risk associated with third-party service providers that we rely on as part of providing solutions to our customers. This program incorporates a risk-based approach based on service criticality and type of information. Vendor risk assessments are performed and documented within our vendor management system. As part of the vendor risk assessment, we conduct an information security program evaluation of critical third-party providers before engagement and, based on our assessment of the vendor’s risk, contractually require certain third parties we engage to implement security programs commensurate with their risk profile.

As of May 31, 2026, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, and financial condition. We continue to invest in cyber-resilience and cyber-threat response preparedness as we anticipate ongoing risks from cybersecurity threats. Refer to the “Risk Factors” section contained in Item 1A of this Form 10-K for more information on our cybersecurity-related risks.

Governance

Cybersecurity risks are overseen by the Audit Committee. Annually, the Audit Committee reviews an assessment of our risk management processes with the Board. The Audit Committee is responsible for reviewing significant cybersecurity risk exposures and the steps management has taken to monitor, control, and report such exposures. The Audit Committee receives quarterly updates from our CISO regarding our cybersecurity risk management program. These updates include a status of current capabilities, ongoing initiatives, and the evolving cybersecurity threat landscape.

Our management is responsible for implementing our security program, which is overseen by our Security Governance Council (the “SGC”) that regularly reports to our Chief Executive Officer and Audit Committee. The SGC is chaired by our CISO and is comprised of senior leaders and key personnel throughout the Company to support cross-functional representation. The SGC's mission is to develop, coordinate, and sustain the organization’s enterprise security program; coordinate and respond to security risks and incidents; and develop, implement, and maintain the organization’s enterprise security strategy in alignment with, or in support of, business goals and objectives. The recommendations of the SGC are considered when updating the information security policies, procedures, and standards at Paychex.

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

Item 2. Properties

We owned and leased the following properties as of May 31, 2026:

Square feet
Owned facilities:
Rochester, New York	832,000
Cincinnati, Ohio	136,000
Other U.S. locations	30,000
Total owned facilities	998,000

Leased facilities:
Rochester, New York	53,000
Cincinnati, Ohio	167,000
Other U.S. locations	605,000
International locations	235,000
Total leased facilities	1,060,000

Our facilities in Rochester, New York and Cincinnati, Ohio house various distribution, processing, and technology functions, certain ancillary functions, a telemarketing unit, and other back-office functions. Facilities outside of Rochester, New York are in various locations throughout the U.S. and house our service centers, fulfillment centers and sales functions. Our International locations primarily consist of our European operations in Denmark and Germany, our Canadian operations, and locations in India, Serbia and Israel which house information technology, service, and sales support functions.

During fiscal 2026, three leased premises in Other U.S. locations and one lease in an International location were vacated upon lease expiration.

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

As of June 30, 2026, there were 7,075 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 2,762 participants in the Paychex, Inc. Qualified Employee Stock Purchase Plan and 3,201 participants in the Paychex, Inc. Employee Stock Ownership Plan.

In January 2024, our Board approved a program to repurchase up to an additional $400.0 million of our common stock, with authorization that expired on January 16, 2026, at which time $9.4 million of unused repurchase authorization expired. On January 16, 2026, our Board approved a program to repurchase up to an additional $1.0 billion of our common stock with no expiration date. The purpose of this program is to manage common stock dilution. All shares repurchased during fiscal 2026 were retired and were as follows:

	Fiscal 2026
In millions, except per share amount	Total number of shares purchased	Average price paid per share	Total dollars	Approximate dollar value of shares that may yet be purchased under the program
First quarter	1.1	$145.59	$160.1	$135.9
Second quarter	1.0	$122.54	126.5	$9.4
Third quarter	0.8	$99.05	75.0	$925.0
March 1 to March 31, 2026	—	$—	—	$925.0
April 1 to April 30, 2026	—	$—	—	$925.0
May 1 to May 31, 2026	2.7	$91.48	249.4	$675.6
Fiscal year	5.6	$108.81	$611.0

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2021, in Paychex common stock, the S&P 500 Index, and a Peer Group Index. All comparisons of stock price performance shown assume reinvestment of dividends. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. Our Peer Group is a group of companies with comparable revenue and net income, who are in a comparable industry, or who are direct competitors of Paychex (as detailed below).

## STOCK PRICE PERFORMANCE GRAPH

$200
$175
$150
$125
$100
$75
2021
2022
2023
2024
2025
2026
Fiscal Year Ending May 31
Paychex
S&P 500
Peer Group

May 31,	2021	2022	2023	2024	2025	2026
Paychex	$100.00	$125.34	$109.19	$128.88	$174.22	$111.45
S&P 500	$100.00	$99.69	$102.58	$131.47	$149.22	$193.60
Peer Group	$100.00	$93.33	$95.92	$121.01	$147.00	$91.70

There can be no assurance that our stock performance will continue with the same or similar trends depicted in the graph above. We neither make nor endorse any predictions as to future stock performance.

The Compensation and Leadership Committee of our Board annually reviews and approves the selection of Peer Group companies, adjusting the group from year to year based upon our business and changes in the Peer Group companies’ business or the comparability of their metrics. The Peer Group may also be adjusted in the event of mergers, acquisitions, or other significant economic changes. The Peer Group was not adjusted for fiscal 2026.

Our Peer Group for fiscal 2026 is comprised of the following companies:

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for our fiscal year ended May 31, 2026 (“fiscal 2026” or the “fiscal year”), as compared to our fiscal year ended May 31, 2025 (“fiscal 2025”), and our financial condition as of May 31, 2026. A detailed review of our fiscal 2025 performance compared to our fiscal year ended May 31, 2024 performance and our financial condition as of May 31, 2025 is set forth in Part II, Item 7 of our Annual Report on Form 10-K (“Form 10-K”) for fiscal 2025. This review should be read in conjunction with the accompanying consolidated financial statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Cautionary Note Regarding Forward-Looking Statements” contained at the beginning of Part I of this Form 10-K.

Overview

We are an industry-leading human capital management (“HCM”) company providing comprehensive technology and advisory solutions in human resources (“HR”), payroll processing, employee benefits, and insurance across the U.S. and parts of Europe.

We support our customers with three proprietary SaaS-based HCM platforms: SurePayroll®, Paychex Flex®, and Paycor®, each designed to meet diverse customer needs and business requirements. For example, larger customers often have more complex HCM demands. Our integrated HCM solutions span the entire employee life cycle, enabling customers to choose from a broad range of solutions that seamlessly integrate with leading HR, accounting, enterprise resource planning, and point-of-sale applications. Our technology is complemented by a wide array of advisory, benefits, and insurance solutions. In today's dynamic, complex regulatory landscape, we see growing demand for HR outsourcing solutions.

Our offerings are disaggregated into two categories, (1) Management Solutions and (2) PEO and Insurance Solutions, as discussed under the heading “Our Solutions” in Part I, Item 1 of this Form 10-K.

As a digitally driven HR leader, our mission is to help businesses succeed. Our strategy includes growing our customer base; increasing product penetration; driving technology innovation; and pursuing strategic acquisitions, all aimed at achieving long-term financial success.

We maintain industry-leading margins by efficiently managing costs while strategically investing in our business, particularly in sales and marketing and leading-edge, AI-driven technology and advisory solutions, which we view as critical to our ongoing success. Looking ahead, we believe that investing in our solutions, people, and AI capabilities positions us to capitalize on long-term growth opportunities.

By closely monitoring customer needs and challenges, we proactively assist our customers in navigating legislative changes and other employment complexities. Our unique blend of innovative technology and extensive HR expertise enables customers to more effectively hire, develop, and retain top talent in this tight labor market. Ongoing investments in our platforms have equipped us well to meet the current business demands and regulatory compliance, resulting in high levels of customer satisfaction and retention.

On April 14, 2025, we completed the acquisition of Paycor, a leading provider of HCM, payroll, and talent software. This acquisition expands our upmarket position, suite of HCM technology and cross-sale potential. Refer to the "Results of Operations" and “Liquidity and Capital Resources” section of this Item 7 for additional information.

Fiscal 2026 Business Highlights

Highlights compared to fiscal 2025 are as follows:

	Fiscal Year
In millions, except per share amounts	2026	2025	Change(3)
Total revenue	$6,512.0	$5,571.7	17%
Operating income	$2,510.5	$2,207.7	14%
Adjusted operating income(1)	$2,814.7	$2,370.0	19%
Net income	$1,760.1	$1,657.3	6%
Adjusted net income(1)	$1,984.8	$1,802.9	10%
Diluted earnings per share	$4.89	$4.58	7%
Adjusted diluted earnings per share(1)	$5.51	$4.98	11%
Dividends paid to stockholders(2)	$1,589.6	$1,448.5	10%

(1)
Adjusted operating income, adjusted net income, and adjusted diluted earnings per share are not United States ("U.S.") generally accepted accounting principles (“GAAP”) measures. Adjusted net income and adjusted diluted earnings per share in both periods include an adjustment for net tax windfall benefits related to employee stock-based compensation payments. Adjusted operating income, adjusted net income and adjusted diluted earnings per share in both periods also include adjustments for acquisition-related costs. Refer to the “Non-GAAP Financial Measures” section of this Item 7 for a discussion of non-GAAP measures and a reconciliation to the U.S. GAAP measures of operating income, net income and diluted earnings per share.
(2)
Dividends paid to stockholders represented approximately 90% of net income for fiscal 2026 compared to approximately 87% of net income for fiscal 2025.
(3)
Percentage changes are calculated based on unrounded numbers.

For further analysis of our results of operations for fiscal years 2026 and 2025, and our financial position as of May 31, 2026, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7.

Business Outlook

During fiscal 2026, we served approximately 840,000 total customers across the U.S. and parts of Europe, of which approximately 800,000 are payroll clients. During fiscal 2025, we served approximately 800,000 payroll clients. Payroll client retention was in the range of 82% to 83% of our beginning client base for both fiscal 2026 and fiscal 2025 and we have sustained high revenue retention.

We continue to increase penetration of our integrated solutions beyond payroll processing, including our HR outsourcing (ASO and PEO) and retirement solutions. The following table illustrates selected customer metrics:

$ in billions As of May 31,	2026	2025	Change(1)
Paychex HR solutions (ASO and PEO) customer worksite employees	2,600,000	2,460,000	6%
Retirement solutions plans	130,000	124,000	4%
Asset value of retirement solutions participants’ funds	$66.0	$55.7	19%
Perks unique employee purchases	237,000	133,000	78%

(1)
Percentage changes are calculated based on unrounded numbers.

In fiscal 2026, we continued to make investments in technology a priority as companies look to leverage technology solutions to increase productivity, enhance decision-making, and deliver better outcomes. We implemented enhancements to our Paychex Flex, Paycor, and SurePayroll platforms designed to improve the customer and customer employee experiences from hiring and onboarding throughout employee retention. In fiscal 2026, we successfully implemented several innovative AI capabilities that enhanced value for Paychex and our customers, including WISE. WISE, our AI-powered intelligence engine extends our existing capabilities into agentic AI. Today, it powers approximately 600 AI features and agents across our solutions and operations. We also continue to focus on AI and related technology to leverage innovative technology and advanced analytics to gain deeper insights into prospects and customers regarding their behavior, preferences, and evolving needs.

We have further strengthened our position in the industry by serving as a source of education and information to customers, businesses of all sizes, and other interested parties. We provide free webinars, white papers, and other information on our website (www.paychex.com) to aid existing and prospective customers with the impact of regulatory changes. In addition, the Paychex Insurance Agency, Inc. website, www.paychex.com/group-health-insurance, helps small-business owners navigate the area of insurance coverage.

Results of Operations

Summary of Results of Operations for Fiscal Years:

In millions, except per share amounts	2026	2025	Change(1)
Revenue:
Management Solutions	$4,867.9	$4,067.1	20%
PEO and Insurance Solutions	1,433.2	1,342.9	7%
Total service revenue	6,301.1	5,410.0	16%
Interest on funds held for clients	210.9	161.7	30%
Total revenue	6,512.0	5,571.7	17%
Total expenses	4,001.5	3,364.0	19%
Operating income	2,510.5	2,207.7	14%
Interest expense	(269.5)	(105.4)	n/m
Other income, net	69.9	73.6	(5)%
Income before income taxes	2,310.9	2,175.9	6%
Income taxes	550.8	518.6	6%
Effective income tax rate	23.8%	23.8%
Net income	$1,760.1	$1,657.3	6%
Diluted earnings per share	$4.89	$4.58	7%

(1)
Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

Total revenue increased to $6.5 billion for fiscal 2026, reflecting an increase of 17% compared to the prior year. Paycor, acquired in April 2025, contributed approximately 12% to total revenue growth for fiscal 2026. The changes in revenue as compared to the prior year were primarily driven by the following factors:

•
Management Solutions revenue: $4.9 billion for fiscal 2026, reflecting an increase of 20%. Paycor contributed approximately 15% to Management Solutions revenue growth for fiscal 2026. Management Solutions revenue increased due to the following:
o
Growth in the number of average clients served, primarily driven by the acquisition of Paycor, and HR outsourcing solutions worksite employees; and
o
Higher revenue per client driven by Paycor's upmarket customer base, price realization, and product penetration.

•
PEO and Insurance Solutions revenue: $1.4 billion for fiscal 2026, reflecting an increase of 7%:
o
Continued growth in the number of average PEO worksite employees; and
o
Increase in PEO insurance revenues.

•
Interest on funds held for clients: $210.9 million for fiscal 2026, reflecting an increase of 30%:
o
Higher average investment balances, resulting from the acquisition of Paycor; and
o
Higher realized gains due to the strategic repositioning of our investment portfolio during the second quarter of fiscal 2026.

We invest in highly liquid, investment-grade fixed income securities. As of May 31, 2026, we had no exposure to high-risk or non-liquid investments. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios are as follows:

	Year ended May 31,
$ in millions	2026	2025
Average investment balances:
Funds held for clients	$5,768.2	$4,699.5
Corporate cash equivalents and investments	1,672.3	1,649.2
Total	$7,440.5	$6,348.7

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	3.5%	3.4%
Corporate cash equivalents and investments	3.8%	4.4%
Combined funds held for clients and corporate cash equivalents and investments	3.6%	3.7%

Total net realized gains/(losses)	$7.6	$(0.4)

$ in millions
As of May 31,	2026	2025
Net unrealized losses on available-for-sale ("AFS") securities(1)	$(52.5)	$(53.6)
Federal Funds rate(2)	3.75%	4.50%
Total fair value of AFS securities	$4,488.4	$3,755.5
Weighted-average duration of AFS securities in years(3)	3.1	2.2
Weighted-average yield-to-maturity of AFS securities(3)	3.7%	3.3%

(1)
The net unrealized loss on our investment portfolios was approximately $69.9 million as of July 15, 2026. Refer to Note G in the Notes to Consolidated Financial Statements contained in Item 8 and the "Market Risk Factors" section contained in Item 7A of this Form 10-K for more information regarding AFS securities held in an unrealized loss position.
(2)
The Federal Funds rate was in the range of 3.50% to 3.75% as of May 31, 2026 and in the range of 4.25% to 4.50% as of May 31, 2025.
(3)
These items exclude the impact of variable rate demand notes (“VRDNs”), as they are tied to short-term interest rates. Refer to the “Market Risk Factors” section contained in Item 7A of this Form 10-K for more information on changing interest rates.

Total expenses: Total expenses, which reflects the total combined cost of service revenue and selling, general and administrative expenses, increased 19% to $4.0 billion compared to the prior year. The following table summarizes the components of total expenses:

In millions	2026	2025	Change(1)
Core business operations:
Compensation-related expenses	$2,091.9	$1,853.0	13%
PEO direct insurance costs	563.2	520.1	8%
Depreciation and amortization	200.6	168.8	19%
Other expenses	841.6	659.8	28%
Non-core business operations:
Acquisition-related costs	304.2	162.3	87%
Total expenses	$4,001.5	$3,364.0	19%

(1)
Percentage changes are calculated based on unrounded numbers.

The changes in total expenses as compared to the prior year were primarily driven by the following factors:

•
Compensation-related expenses: $2.1 billion for fiscal 2026, reflecting a 13% increase:
o
Increase in average headcount, driven by the acquisition of Paycor.

•
PEO direct insurance costs: $563.2 million in fiscal 2026, reflecting an 8% increase:
o
Increase in PEO direct insurance costs related to growth in average worksite employees, and PEO insurance revenues.

•
Depreciation and amortization: $200.6 million in fiscal 2026, reflecting a 19% increase:
o
Higher property and equipment balances compared to the prior year, including increased development and enhancement of our customer-facing internal-use software, as well as the impact of the acquisition of Paycor; and
o
Higher intangible asset balances compared to the prior year.

•
Other expenses: $841.6 million in fiscal 2026, reflecting a 28% increase:
o
Continued investment in technology, selling, and marketing investments driven by the acquisition of Paycor and continued investments in our strategic priorities; and
o
General cost increases to support business growth.

•
Acquisition-related costs: $304.2 million in fiscal 2026, reflecting an 87% increase:
o
Acquisition of Paycor in April 2025. Acquisition-related costs include the amortization of intangibles acquired in the acquisition of Paycor, compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance, and retention bonuses, and other acquisition-related costs, primarily reflecting professional service fees.

Operating income: Fiscal 2026 operating income was $2.5 billion, an increase of 14% compared to fiscal 2025. Adjusted operating income(1) of $2.8 billion, which excludes the acquisition related costs noted above, increased 19%.

Operating margin (operating income as a percentage of total revenue) and adjusted operating margin(1) (adjusted operating income(1) as a percentage of total revenue) were as follows:

	Fiscal Year
	2026	2025
Operating margin	38.6%	39.6%
Adjusted operating margin(1)	43.2%	42.5%

(1)
Adjusted operating income and adjusted operating margin are not U.S. GAAP measures. Refer to the “Non-GAAP Financial Measures” section below for a discussion of these non-GAAP measures and a reconciliation to the most comparable GAAP measure of operating income and operating margin.

Interest expense: Interest expense increased $164.1 million to $269.5 million in fiscal 2026, primarily due to the issuance of incremental debt in April 2025 to finance the acquisition of Paycor. The prior-year period also included acquisition-related financing costs.

Other income, net: Other income, net decreased 5% to $69.9 million in fiscal 2026, primarily as a result of lower average interest rates earned on our corporate investments.

Income taxes: Our effective income tax rate was 23.8% for both fiscal 2026 and fiscal 2025. The effective income tax rates in both periods were affected by the recognition of discrete tax impacts related to employee stock-based compensation payments. Refer to Note L of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on income taxes.

Net income and diluted earnings per share: Net income was $1.8 billion for fiscal 2026 and $1.7 billion for fiscal 2025, reflecting an increase of 6%. Diluted earnings per share was $4.89 per diluted share for fiscal 2026 and $4.58 per diluted share for fiscal 2025, reflecting an increase of 7%. Refer to Note C of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for information on dilutive shares outstanding.

Adjusted net income(1) was $2.0 billion and $1.8 billion for fiscal 2026 and fiscal 2025, respectively, reflecting an increase of 10%. Adjusted diluted earnings per share(1) was $5.51 per diluted share and $4.98 per diluted share for fiscal 2026 and fiscal 2025, respectively, reflecting an increase of 11%.

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

Non-GAAP Financial Measures: Adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA are summarized as follows:

$ in millions, except per share amounts	2026	2025	Change(1)
Operating income	$2,510.5	$2,207.7	14%
Non-GAAP adjustments:
Acquisition-related costs(2)	304.2	162.3
Adjusted operating income	$2,814.7	$2,370.0	19%
Adjusted operating margin	43.2%	42.5%

Net income	$1,760.1	$1,657.3	6%
Non-GAAP adjustments:
Acquisition-related costs(2)	304.2	196.3
Income tax benefit for acquisition-related costs	(73.3)	(40.6)
Discrete tax windfall related to employee stock-based compensation payments(3)	(6.2)	(10.1)
Adjusted net income	$1,984.8	$1,802.9	10%

Diluted earnings per share(4)	$4.89	$4.58	7%
Non-GAAP adjustments:
Acquisition-related costs(2)	0.84	0.54
Income tax benefit for acquisition-related costs	(0.20)	(0.11)
Discrete tax windfall related to employee stock-based compensation payments(3)	(0.02)	(0.03)
Adjusted diluted earnings per share	$5.51	$4.98	11%

Net income	$1,760.1	$1,657.3	6%
Non-GAAP adjustments:
Interest expense	269.5	105.4
Interest income on corporate investments	(63.4)	(72.8)
Income taxes	550.8	518.6
Depreciation and amortization expense	442.6	209.5
EBITDA	$2,959.6	$2,418.0	22%
Non-GAAP adjustments:
Acquisition-related costs(2)	62.2	121.6
Adjusted EBITDA	$3,021.8	$2,539.6	19%

(1)
Percentage changes are calculated based on unrounded numbers.
(2)
Acquisition-related costs included in selling, general and administrative expenses include:
•
$242.0 million for fiscal 2026 compared to $40.7 million for the prior year period, in amortization of intangibles acquired in the acquisition of Paycor,
•
$52.1 million for fiscal 2026 compared to $70.8 million for the prior year period, in compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance and retention bonuses, and
•
$10.1 million for fiscal 2026 compared to $50.8 million for the corresponding prior year period in other acquisition-related costs primarily consisting of professional service fees.

In addition, acquisition-related costs for fiscal 2025 include $34.0 million, respectively, reflecting the amortization of financing fees related to debt instruments associated with the financing of the Paycor acquisition and the excluded component of the initial fair value of the interest rate swaption contracts that are included in Interest expense in the Company's Consolidated Statements of Income.

(3)
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

Liquidity and Capital Resources

Our financial position as of May 31, 2026 remained strong with cash, restricted cash, and total corporate investments of $1.2 billion. Long-term borrowings of $4.6 billion were outstanding as of May 31, 2026. Our unused capacity under our unsecured credit facilities was $2.0 billion as of May 31, 2026. Our primary source of cash is our ongoing operations, which was $2.6 billion for fiscal 2026. Our positive cash flows have allowed us to support our business, repurchase shares, and pay dividends. We currently anticipate that corporate cash, corporate restricted cash, and total corporate investments as of May 31, 2026, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, primarily investment in our technology solutions, share repurchases, dividend payments, and debt service for the foreseeable future.

For client funds liquidity, we have the ability to borrow on our unsecured credit facilities or use corporate liquidity when necessary to meet short-term funding needs related to client fund obligations. Historically, we have borrowed, typically on an overnight basis, to settle short-term client fund obligations, rather than liquidate previously collected client funds invested in our long-term AFS portfolio. We believe that our investments in an unrealized loss position as of May 31, 2026 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment. We do not intend to sell these investments until recovery of their amortized cost basis or maturity and further believe that it is not more-than-likely that we would be required to sell these investments prior to that time.

Financing

Short-term financing: We maintain committed and unsecured credit facilities and irrevocable letters of credit as part of our normal and recurring business operations. The purpose of these credit facilities is to meet short-term funding requirements, finance working capital needs, and for general corporate purposes. We typically borrow on an overnight or short-term basis under our credit facilities. Refer to Note M in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of our credit facilities.

Effective January 23, 2026, we entered into amendments of our $750.0 million, five-year, unsecured, revolving credit facility (the "2017 JPM Credit Facility") and our $1.0 billion, five-year, unsecured, revolving credit facility (the "2019 JPM Credit Facility") with a syndicate of lenders for which JP Morgan Chase Bank, N.A. ("JPM") acts as administrative agent. The amendments to these credit facilities, among other things, increase the aggregate amount of principal available under the 2017 Credit Facility from $750 million to $1.0 billion, extend its maturity date from September 17, 2026 to January 23, 2031, and amend certain interest provisions and covenants under both credit facilities. In connection with these amendments, we terminated our three-year, $250 million, unsecured, revolving credit facility for which PNC Bank, N.A. ("PNC") acted as administrative agent (the "2020 PNC Credit Facility"). As of the date of its termination, there were no outstanding loans under the PNC Credit Facility. Refer to Note M in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and our Current Report on Form 8-K filed on January 26, 2026, for additional information.

Details of our credit facilities are as follows:

		Maximum	May 31, 2026
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
2019 JPM Credit Facility	April 12, 2029	$1,000.0	$—	$1,000.0
2017 JPM Credit Facility	January 23, 2031	$1,000.0	—	1,000.0
Total Lines of Credit Outstanding and Available			$—	$2,000.0

Details of borrowings under each credit facility during fiscal 2026 were as follows:

	Year ended May 31, 2026
	2019 JPM	2017 JPM	2020 PNC
$ in millions	Credit Facility	Credit Facility	Credit Facility
Number of days borrowed	10	—	211
Maximum amount borrowed	$922.0	$—	$243.4
Weighted-average amount borrowed	$323.1	$—	$25.5
Weighted-average interest rate	5.19%	—%	4.33%

We primarily use short-term borrowings to settle client fund obligations, rather than liquidating previously collected client funds invested in our long-term AFS investment portfolio.

Subsequent to May 31, 2026, we borrowed seven times on an overnight basis, $478.2 million, on a weighted-average basis, under our JPM credit facilities.

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

Letters of credit: As of May 31, 2026, we had irrevocable standby letters of credit available totaling $176.5 million, primarily to secure commitments for certain insurance policies. The letters of credit expire at various dates between June 1, 2026 and May 26, 2027. No amounts were outstanding on these letters of credit during fiscal 2026 or fiscal 2025, or as of May 31, 2026 and May 31, 2025. Subsequent to May 31, 2026, ten letters of credit expired and were renewed for one year terms.

Long-term financing: We have borrowed $4.2 billion through the issuance of three fixed rate corporate bonds ("Corporate Bonds") and $0.4 billion through the issuance of long-term private placement debt (“Senior Notes”). The following is information on each of our long-term financing arrangements related to future cash commitments:

	Senior Note	Corporate Bonds
$ in billions	Series B	5-year	7-year	10-year
Principal amount	$0.4	$1.5	$1.5	$1.2
Principal payment date	March 13, 2029	April 15, 2030	April 15, 2032	April 15, 2035
Fixed interest rate	4.25%	5.10%	5.35%	5.60%
Interest payment dates in arrears	March and September	April and October	April and October	April and October

During fiscal 2026, we repaid our long-term private placement debt Senior Note, Series A for $400.0 million, which matured on March 13, 2026.

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

Other commitments: The Company has various long-term contractual obligations as of May 31, 2026, which include:

•
operating leases for $83.4 million;
•
purchase obligations for $660.7 million;
•
workers’ compensation estimated obligations for $237.7 million; and
•
long-term Corporate Bonds and Senior Notes for $4.6 billion, plus interest payments of $1.4 billion.

Refer to Notes A, I, N, and Q of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on these commitments.

The liability for uncertain tax positions, including interest and net of federal benefits, was approximately $120.6 million as of May 31, 2026. Refer to Note L of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows related to this liability.

We are a limited partner in five limited partnership arrangements to contribute a maximum of $37.5 million to venture capital funds. As of May 31, 2026, we have contributed $33.6 million of the total funding commitment. The timing of future contributions to be made to these venture capital funds cannot be specifically or reasonably determined. Our investments in these venture capital funds are not considered part of our ongoing operations, are accounted for under the equity method, and represented less than one percent of our total assets as of May 31, 2026.

In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with customers. Historically, there have been no material losses related to such commitment. We have also entered into indemnification agreements with our officers, directors, and non-officer fiduciaries of our pooled employer plan retirement offering, which require us to defend and, if necessary, indemnify these individuals for certain pending or future legal claims as they relate to their services provided to us.

We currently self-insure the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. Historically, the amounts accrued for these plans have not been material and were not material as of May 31, 2026. We also self-insure the deductible portion of certain PEO workers' compensation benefit plans. Refer to Note A in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information regarding our estimated loss exposure under these PEO workers' compensation benefit plans.

In addition to our purchased primary insurance policies, we utilize our captive insurance company to provide insurance coverage for certain risks where commercial coverage is limited, unavailable, or not economically practical. Such coverage includes employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism. The captive also supplements our third-party insurance programs by funding certain deductibles, self-insured retentions, and providing excess coverage.

Operating, Investing, and Financing Cash Flow Activities

Primary sources of cash, restricted cash, and equivalents are through collections for services rendered to our customers and interest earned on funds held for clients and corporate investments. Primary uses of cash include employee compensation and contractual obligations related to business operations, cash dividends paid, share repurchases, purchases of property and equipment, long term debt service, and acquisitions.

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

Our cash flows include certain activities that are short-term in nature and have an impact on short-term cash flows due to timing of collection and settlement of obligations as follows:

•
PEO receivables and worksite-employee ("WSE") accrued compensation: PEO receivables and WSE accrued compensation fluctuate based on either/both: (1) the timing of the payroll cut-off date and our month-end close, and (2) the timing of when cash is collected from clients, and when it is remitted to either the WSE for wages earned or applicable tax or regulatory agencies for payroll taxes. PEO accounts receivable collections and compensation payments to WSEs and applicable tax or regulatory agencies are settled through our corporate cash and the fluctuations impact our operating activities.
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

Summarized operating, investing, and financing cash flow information for fiscal 2026 and fiscal 2025:

	Year ended May 31,
In millions	2026	2025	Change
Net cash provided by operating activities	$2,556.7	$1,900.9	$655.8
Net cash used in investing activities	(1,152.4)	(3,356.8)	2,204.4
Net cash (used in)/provided by financing activities	(2,653.8)	2,293.2	(4,947.0)
Net change in cash, restricted cash, and equivalents	$(1,249.5)	$837.3	$(2,086.8)

Cash dividends per common share	$4.43	$4.02

The changes in our cash flows for fiscal 2026 and fiscal 2025 were primarily the result of the following key drivers:

Operating Cash Flow Activities

Fiscal 2026

•
Net income, adjusted for non-cash items including depreciation and amortization, provision on deferred taxes, stock-based compensation, and deferred costs, net, attributable to the reasons discussed in the “Results of Operations” section of this Item 7;
•
A net increase in accrued income taxes due to the timing of tax-related payments as compared to the accrual of income tax expense; and
•
Net increase in refunds owed to our customers and other cash collections related to tax benefits.

Fiscal 2025

•
Net income, adjusted for non-cash items including depreciation and amortization, provision on deferred taxes, stock-based compensation, and deferred costs, net, attributable to the reasons discussed in the “Results of Operations” section of this Item 7; and
•
An increase in accrued interest related to our Corporate Bonds; offset by

•
A net decrease in refunds owed to our PEO customers related to tax benefits allowed under the Coronavirus Aid, Relief, and Economic Security Act.

Investing Cash Flow Activities

Fiscal 2026

•
Net purchases of AFS securities related to investment in our long-term portfolio;
•
Cash used to develop and enhance our customer-facing internal-use software and the acquisition of third-party customer lists; and
•
Net purchases of short-term accounts receivable and an increase in funding to existing customers.

Fiscal 2025

•
Cash used primarily for the acquisition of Paycor. We financed the acquisition of Paycor by issuing fixed-rate corporate bonds Refer to Note D and Note N of the Notes to the Consolidated Financial Statements for additional discussion on these transactions;
•
Net purchases of short-term accounts receivable due to an increase in our customer base, and funding to existing customer base, and the timing of net cash collections; and
•
Cash used to develop and enhance our customer-facing internal-use software and the acquisition of third-party customer lists.

Financing Cash Flow Activities

Fiscal 2026

•
Cumulative dividends paid at $4.43 per share for fiscal 2026. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board;
•
Repurchases of 5.6 million shares of our common stock at a weighted-average price of $108.81. These shares were retired immediately upon purchase; and
•
Principal payments made on our Senior Notes A, which matured in March 2026, and short term borrowings on our Credit Facilities.

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

Revenue recognition: Revenues are primarily attributable to fees for providing services as well as investment income earned on funds held for clients. Fees associated with services are recognized when control of the contracted services is transferred to our clients, in an amount that reflects the consideration we expect to receive in exchange for such services. Our service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period, a fixed amount per processing period plus a fee per employee or transaction processed, or fee per employee per month or per processing period. Insurance Solutions revenues are recognized when commissions are earned on premiums billed and collected. Fees earned for the purchase of customer's accounts receivable under non-recourse arrangements are based on a percentage of funding amounts as specified in the customer contract. These fees are then recognized over the average collection period of 40 to 55 days for customers in the temporary staffing agency market and approximately 5 to 15 days for other customers. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in cost of service revenue on the Consolidated Statements of Income and Comprehensive Income.

We receive advance payments for set-up fees from our customers. Advance payments received for certain of our service offerings for set-up fees are considered a material right. Therefore, we defer the revenue associated with these advance payments, recognizing the revenue and related expenses over the expected period to which the material right exists.

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

Assets Recognized from the Costs to Obtain and Fulfill Contracts: We recognize an asset for the incremental costs of obtaining a contract with a customer if it is expected that the economic benefit and amortization period will be longer than one year. Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of new contracts and that would not have been incurred if the contract had not been obtained. We do not incur incremental costs to obtain a contract renewal. We determined that certain sales commissions and bonuses, including related fringe benefits, meet the capitalization criteria under Accounting Standards Codification (“ASC”) Subtopic 340-40, “Other Assets and Deferred Costs: Contracts with Customers” (“ASC 340-40”). We also recognize an asset for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. We determined that substantially all costs related to implementation activities are administrative in nature and meet the capitalization criteria under ASC 340-40. These capitalized costs to fulfill a contract principally relate to upfront direct costs that are expected to be recovered and enhance our ability to satisfy future performance obligations.

The assets related to both costs to obtain and costs to fulfill contracts with customers are capitalized and amortized using either an accelerated method over an eight-year life or the straight-line method over a six-year life to closely align with the pattern of customer attrition over the estimated life of the customer relationship. We regularly review our deferred costs for potential impairment and did not recognize an impairment loss during fiscal 2026 or 2025.

PEO insurance reserves: As part of our PEO solution, we offer workers’ compensation insurance and health insurance to customers for the benefit of customer employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling these claims. In establishing the PEO workers’ compensation insurance reserves, we use an independent actuarial estimate of undiscounted future cash payments that would be made to settle claims. The determination of estimated ultimate losses by our independent actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors, and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.

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

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and accepted actuarial methods and assumptions, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers’ compensation insurance where those payments may not occur until well into the future. We regularly review the adequacy of our estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any combination of new and adverse or favorable trends. Adjustments to previously established reserves were not material for fiscal 2026 or 2025.

Goodwill and other intangible assets: Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. We perform our annual impairment testing in our fiscal fourth quarter. During fiscal 2026 and 2025, a qualitative analysis was performed for all reporting units. The qualitative assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Based on the results of our testing, no impairment loss was recognized in the results of operations for fiscal 2026 or 2025. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

We also test intangible assets with indefinite useful lives for potential impairment on an annual basis and between annual tests if events or changes in circumstances change in a way that indicate that the carrying value may not be recoverable. We have determined that there is no impairment of intangible assets with indefinite useful lives for fiscal 2026 or 2025 as a result of the qualitative analyses performed.

Impairment of Long-Lived Assets: Long-lived assets, including intangible assets with finite lives and operating lease right-of-use assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there is no impairment of long-lived assets for fiscal 2026 or as of May 31, 2026.

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

Business combinations: We account for acquisitions in accordance with the guidance in Financial Accounting Standards Board ASC Topic 805, Business Combinations, using the acquisition method of accounting. We allocate the purchase price consideration associated with its acquisitions to the fair values of assets acquired and liabilities assumed at their respective acquisition dates, with the excess recorded to goodwill. This allocation involves a number of assumptions, estimates, and judgments in determining fair value of the following:

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

During fiscal 2026, our primary short-term investment vehicles were U.S. government agency discount notes and bank demand deposit accounts. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments.

During fiscal 2026, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 3.6%, compared to 3.7% for fiscal 2025. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings will decrease from our short-term investments, and over time, will decrease from our longer-term AFS securities. Earnings from the AFS securities, which as of May 31, 2026 had an average duration of 3.1 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of AFS securities that had stated maturities as of May 31, 2026 are shown below by expected maturity.

	May 31, 2026
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$912.6	$906.9
Due after one year through three years	1,426.5	1,407.7
Due after three years through five years	599.1	595.8
Due after five years	1,602.7	1,578.0
Total	$4,540.9	$4,488.4

VRDNs, when held by us, are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of May 31, 2026, the Federal Funds rate was in the range of 3.50% to 3.75% and in the range of 4.25% to 4.50%, as of May 31, 2025. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the U.S. President, the Federal Reserve and other government agencies related to the overall macroeconomic environment. We will continue to monitor the market and economic conditions.

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

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) averaged approximately $7.4 billion for fiscal 2026. Our anticipated allocation is approximately 35% invested in short-term securities and VRDNs with an average duration of less than 30 days, and 65% invested in AFS securities with an average duration of two to three and one-quarter years.

The combined funds held for clients and corporate AFS securities reflected net unrealized losses of $52.5 million and $53.6 million as of May 31, 2026 and 2025, respectively. Refer to Note H of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on fair value measurements.

During fiscal 2026, the net unrealized gain or loss on our investment portfolios ranged from a net unrealized gain of $7.3 million to a net unrealized loss of $77.4 million. During fiscal 2025, the net unrealized loss on our investment portfolios ranged from $41.8 million to $162.5 million. The net unrealized loss on our investment portfolios was approximately $69.9 million as of July 15, 2026.

As of May 31, 2026 and 2025, we had $4.5 billion and $3.8 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 3.7% and 3.3% as of May 31, 2026 and 2025, respectively. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs, when held. Assuming a hypothetical decrease in longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of AFS securities as of May 31, 2026, would be in a range of approximately $30.0 million to $35.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value are due to credit related concerns and an impairment loss recognized.

We are also exposed to interest rate risk through the use of our credit facilities as outlined in Liquidity and Capital Resources section of this Form 10-K. If interest rates were to increase, or we increase the frequency or amounts borrowed under these credit facilities, we could experience additional interest expense and a corresponding decrease in earnings.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of May 31, 2026 were not impaired as a result of the previously discussed reasons. While $3.0 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $59.8 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the AFS securities in an unrealized loss position as of May 31, 2026 and 2025 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to our purchase of customer accounts receivable under non-recourse arrangements. There is also credit risk exposure relating to our trade accounts receivable. These credit risk exposures are diversified among multiple customer arrangements and all such arrangements are regularly reviewed for potential write-off. No single customer is material in respect to total accounts receivable, service revenue, or results of operations.

Market risk: We have an ongoing monitoring system for financial institutions we conduct business with and maintain cash balances at large well-capitalized (as defined by their regulators) financial institutions. We closely monitor market conditions and take appropriate measures, when necessary, to minimize potential risk exposure to our customer’s and our cash and investment balances.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (2013). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of May 31, 2026.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of May 31, 2026, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ John B. Gibson John B. Gibson President and Chief Executive Officer	/s/ Robert L. Schrader Robert L. Schrader Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Paychex, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paychex, Inc. and its subsidiaries (the "Company") as of May 31, 2026 and 2025, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended May 31, 2026, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Professional Employer Organization (PEO) Workers’ Compensation Insurance Reserves

As described in Note A to the consolidated financial statements, the Company offers workers’ compensation insurance to customers for the benefit of customer employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. As of May 31, 2026, the total liability for workers’ compensation insurance reserves is $237.7 million. In establishing the PEO workers' compensation insurance reserves, management uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims. The determination of estimated ultimate losses by the Company’s independent actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors, and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.

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

/s/ PricewaterhouseCoopers LLP

Victor, New York

July 17, 2026

We have served as the Company’s auditor since 2013.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

In millions, except per share amounts

Year ended May 31,	2026	2025	2024
Revenue:
Management Solutions	$4,867.9	$4,067.1	$3,866.4
PEO and Insurance Solutions	1,433.2	1,342.9	1,265.6
Total service revenue	6,301.1	5,410.0	5,132.0
Interest on funds held for clients	210.9	161.7	146.3
Total revenue	6,512.0	5,571.7	5,278.3
Expenses:
Cost of service revenue	1,674.5	1,540.4	1,479.3
Selling, general and administrative expenses	2,327.0	1,823.6	1,624.9
Total expenses	4,001.5	3,364.0	3,104.2
Operating income	2,510.5	2,207.7	2,174.1
Interest expense	(269.5)	(105.4)	(37.3)
Other income, net	69.9	73.6	81.2
Income before income taxes	2,310.9	2,175.9	2,218.0
Income taxes	550.8	518.6	527.6
Net income	$1,760.1	$1,657.3	$1,690.4

Other comprehensive income/(loss), net of tax	3.8	91.4	14.8
Comprehensive income	$1,763.9	$1,748.7	$1,705.2

Basic earnings per share	$4.90	$4.60	$4.69
Diluted earnings per share	$4.89	$4.58	$4.67
Weighted-average common shares outstanding	358.9	360.2	360.3
Weighted-average common shares outstanding, assuming dilution	360.0	362.0	362.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS

In millions, except per share amounts

As of May 31,	2026	2025
Assets
Cash and cash equivalents	$1,088.2	$1,628.6
Restricted cash	52.8	47.9
Corporate investments	36.3	34.5
Interest receivable	36.1	27.9
Accounts receivable, net of allowance for credit losses	1,507.6	1,330.5
PEO unbilled receivables, net of advance collections	664.2	616.6
Prepaid income taxes	11.2	38.9
Prepaid expenses and other current assets	384.7	378.3
Current assets before funds held for clients	3,781.1	4,103.2
Funds held for clients	4,832.2	4,813.3
Total current assets	8,613.3	8,916.5
Property and equipment, net of accumulated depreciation	588.9	511.5
Operating lease right-of-use assets, net of accumulated amortization	63.9	63.8
Intangible assets, net of accumulated amortization	1,684.0	1,947.3
Goodwill	4,527.4	4,514.1
Long-term deferred costs	555.8	482.4
Other long-term assets	141.2	128.5
Total assets	$16,174.5	$16,564.1
Liabilities
Accounts payable	$154.8	$129.8
Accrued corporate compensation and related items	162.1	183.9
Accrued worksite employee compensation and related items	844.8	735.8
Short-term debt	—	18.6
Long-term debt, net, current portion	—	399.8
Accrued income taxes	87.8	—
Deferred revenue	69.4	69.4
Other current liabilities	637.1	552.0
Current liabilities before client fund obligations	1,956.0	2,089.3
Client fund obligations	4,884.6	4,867.0
Total current liabilities	6,840.6	6,956.3
Accrued income taxes	140.5	119.0
Deferred income taxes	543.3	444.7
Long-term debt, net of debt issuance costs	4,556.1	4,548.4
Operating lease liabilities	52.2	55.5
Other long-term liabilities	306.7	312.2
Total liabilities	12,439.4	12,436.1
Commitments and contingencies — Note Q
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 355.6 shares as of May 31, 2026 and 360.5 shares as of May 31, 2025	3.6	3.6
Additional paid-in capital	1,975.6	1,901.1
Retained earnings	1,805.8	2,277.0
Accumulated other comprehensive loss	(49.9)	(53.7)
Total stockholders’ equity	3,735.1	4,128.0
Total liabilities and stockholders’ equity	$16,174.5	$16,564.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In millions, except per share amounts

					Accumulated other comprehensive loss
								Total
					Net			accumulated
			Additional		unrealized	Cash	Foreign	other
	Common stock		paid-in	Retained	loss on AFS	flow	currency	comprehensive
	Shares	Amount	capital	earnings	securities	hedges	translation	income/(loss)	Total
Balance as of May 31, 2023	360.5	$3.6	$1,626.4	$2,023.1	$(130.3)	$—	$(29.6)	$(159.9)	$3,493.2
Net income	—	—	—	1,690.4	—	—	—	—	1,690.4
Unrealized gains on securities, net of $2.6 million in tax expense	—	—	—	—	7.6	—	—	7.6	7.6
Reclassification adjustment for realized losses on securities, net of $0.7 million in tax benefit (1)	—	—	—	—	2.0	—	—	2.0	2.0
Dividends declared ($3.65 per share)	—	—	—	(1,315.4)	—	—	—	—	(1,315.4)
Repurchases of common shares (2)	(1.5)	(0.0)	(6.2)	(163.0)	—	—	—	—	(169.2)
Stock-based compensation	—	—	61.1	—	—	—	—	—	61.1
Foreign currency translation adjustment	—	—	—	—	—	—	5.2	5.2	5.2
Activity related to equity-based plans	1.1	0.0	48.2	(22.1)	—	—	—	—	26.1
Balance as of May 31, 2024	360.1	3.6	1,729.5	2,213.0	(120.7)	—	(24.4)	(145.1)	3,801.0
Net income	—	—	—	1,657.3	—	—	—	—	1,657.3
Unrealized gains/(losses), net of $26.4 million in tax expense	—	—	—	—	81.9	(19.2)	—	62.7	62.7
Reclassification adjustment to earnings, net of $0.1 million in tax benefit (1)	—	—	—	—	0.3	19.2	—	19.5	19.5
Dividends declared ($4.02 per share)	—	—	—	(1,448.7)	—	—	—	—	(1,448.7)
Repurchases of common shares (2)	(0.8)	(0.0)	(4.0)	(100.5)	—	—	—	—	(104.5)
Stock-based compensation	—	—	111.8	—	—	—	—	—	111.8
Fair value of awards included in transaction consideration	—	—	15.9						15.9
Foreign currency translation adjustment	—	—	—	—	—	—	9.2	9.2	9.2
Activity related to equity-based plans	1.2	0.0	47.9	(44.1)	—	—	—	—	3.8
Balance as of May 31, 2025	360.5	3.6	1,901.1	2,277.0	(38.5)	—	(15.2)	(53.7)	4,128.0
Net income	—	—	—	1,760.1	—	—	—	—	1,760.1
Unrealized gains, net of $2.4 million in tax expense	—	—	—	—	6.4	—	—	6.4	6.4
Reclassification adjustment to earnings, net of $1.9 million in tax expense (1)	—	—	—	—	(5.7)	—	—	(5.7)	(5.7)
Dividends declared ($4.43 per share)	—	—	—	(1,589.9)	—	—	—	—	(1,589.9)
Repurchases of common shares (2)	(5.6)	(0.0)	(27.0)	(584.0)	—	—	—	—	(611.0)
Stock-based compensation	—	—	96.1	—	—	—	—	—	96.1
Foreign currency translation adjustment	—	—	—	—	—	—	3.1	3.1	3.1
Activity related to equity-based plans	0.7	0.0	5.4	(57.4)	—	—	—	—	(52.0)
Balance as of May 31, 2026	355.6	$3.6	$1,975.6	$1,805.8	$(37.8)	$—	$(12.1)	$(49.9)	$3,735.1

(1)
Reclassification adjustments out of accumulated other comprehensive income/(loss) for realized (losses)/gains, net of tax, on the sale of available-for-sale (“AFS”) securities are reflected in interest on funds held for clients and other income/(expense), net on the Consolidated Statements of Income and Comprehensive Income.
(2)
The Company maintained a program to repurchase up to $400.0 million of its common stock, with authorizations that expired on January 16, 2026, at which time $9.4 million of unused repurchase authorization expired. On January 16, 2026, the Company's Board approved a program to repurchase up to an additional $1.0 billion of its common stock with no expiration date. The Company maintained a separate program to repurchase up to $400.0 million of its common stock which expired on January 31, 2024. The purpose of these programs is to manage common stock dilution. All shares of common stock repurchased were retired.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions

Year ended May 31,	2026	2025	2024
Operating activities
Net income	$1,760.1	$1,657.3	$1,690.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	442.6	209.5	176.5
Amortization of discounts and premiums on AFS securities, net	(7.6)	23.4	(7.0)
Amortization of deferred contract costs	249.2	236.5	231.7
Stock-based compensation costs	96.1	111.8	61.1
Provision of/(benefit from) deferred income taxes	103.7	(15.8)	(29.8)
Provision for credit losses	38.1	24.2	19.8
Net realized (gains)/losses on sales of AFS securities	(7.6)	0.4	2.6
Net realized losses on disposal of assets	6.2	3.7	32.8
Premium paid on cash flow hedges	—	(19.2)	—
Changes in operating assets and liabilities:
Interest receivable	(8.2)	(3.8)	1.1
Accounts receivable and PEO unbilled receivables, net	(105.8)	(130.7)	113.0
Prepaid expenses and other current assets	40.0	(12.0)	(25.2)
Accounts payable and other current liabilities	291.4	42.3	(127.0)
Deferred costs	(342.5)	(246.5)	(244.9)
Net change in other long-term assets and liabilities	3.9	21.9	6.1
Net change in operating lease right-of-use assets and liabilities	(2.9)	(2.1)	(3.5)
Net cash provided by operating activities	2,556.7	1,900.9	1,897.7
Investing activities
Purchases of AFS securities	(12,226.2)	(14,302.9)	(6,868.5)
Proceeds from sales and maturities of AFS securities	11,517.6	14,292.5	7,161.2
Net change in purchased receivables	(166.1)	(157.3)	(153.8)
Purchases of property and equipment	(234.9)	(191.8)	(161.4)
Acquisition of businesses, net of cash acquired	(0.4)	(2,967.5)	(208.3)
Purchases of other assets	(42.4)	(29.8)	(30.1)
Net cash used in investing activities	(1,152.4)	(3,356.8)	(260.9)
Financing activities
Net change in client fund obligations	17.6	(290.7)	(425.3)
Net proceeds from short-term borrowings	(18.8)	—	9.0
Payments on long-term borrowings	(400.0)	—	—
Proceeds from issuance of corporate bonds	—	4,180.9	—
Dividends paid	(1,589.6)	(1,448.5)	(1,315.3)
Repurchases of common shares	(611.0)	(104.5)	(169.2)
Debt issuance costs	—	(47.8)	—
Activity related to equity-based plans	(52.0)	3.8	26.1
Net cash (used in)/provided by financing activities	(2,653.8)	2,293.2	(1,874.7)
Net change in cash, restricted cash, and equivalents	(1,249.5)	837.3	(237.9)
Cash, restricted cash, and equivalents, beginning of fiscal year	2,734.3	1,897.0	2,134.9
Cash, restricted cash, and equivalents, end of fiscal year	$1,484.8	$2,734.3	$1,897.0

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$1,088.2	$1,628.6	$1,468.9
Restricted cash	52.8	47.9	47.8
Restricted cash and restricted cash equivalents included in funds held for clients	343.8	1,057.8	380.3
Total cash, restricted cash, and equivalents	$1,484.8	$2,734.3	$1,897.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is an industry-leading human capital management (“HCM”) company delivering a full suite of technology and advisory solutions in human resources (“HR”), employee benefit solutions, insurance and payroll for customers and their employees in the United States (“U.S.”) and parts of Europe. The Company also has operations in Canada, India, and Israel.

Paychex, a Delaware corporation formed in 1979, reports as a single segment. Refer to Note R of this Item 8 for further discussion of the Company’s segment reporting for each of the fiscal years ended May 31, 2026 (“fiscal 2026”), May 31, 2025 (“fiscal 2025”), and May 31, 2024 (“fiscal 2024”) and as of May 31, 2026 and 2025.

The Company offers a full range of integrated HCM solutions covering the employee life cycle for businesses and their employees. Customers may choose from a breadth of solutions that also allow integration with some of the most popular HR, accounting, point-of-sale, and productivity applications on the market today. Paychex’s offerings often leverage the information gathered in its base payroll processing service, allowing the Company to provide comprehensive outsourcing services covering the HCM spectrum.

Paychex supports its customers through its proprietary, robust Paychex Flex® platform, Paycor and the Company’s SurePayroll® SaaS-based solutions. These solutions allow users to process payroll when they want, how they want, and on any type of device (desktop, tablet, and mobile phone). Paychex’s larger customers generally have more complex payroll and employee benefit needs and can opt for an integrated suite of HCM solutions, which allows them to choose the service and software solutions that will meet the needs of their businesses.

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

Cash and cash equivalents: Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of 90 days or less at acquisition. Cash and cash equivalents include funds collected from the Company’s PEO customers for the payment of worksite employee payrolls and associated payroll taxes. $217.7 million and $179.8 million collected from PEO customers are included in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of May 31, 2026 and 2025, respectively.

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

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses as follows:

	May 31,	May 31,
In millions	2026	2025
Trade receivables	$238.5	$205.4
Purchased receivables	1,309.5	1,151.1
Total accounts receivable, gross	1,548.0	1,356.5
Less: Allowance for credit losses	40.4	26.0
Accounts receivable, net of allowance for credit losses	$1,507.6	$1,330.5

Trade receivables are for services provided to customers in the normal course of business and purchased receivables are acquired from the Company's customers under non-recourse arrangements.

The Company is exposed to credit losses through the sale of its solutions and support services, payment of customer obligations, and collection of purchased receivables. To mitigate this credit risk, the Company has multiple programs in place to assess and continuously monitor each customer’s ability to pay for these solutions and support services. Credit monitoring programs include, but are not limited to, new customer credit reviews, establishing appropriate credit limits, monitoring of credit distressed customers, and early electronic wire and collection procedures. The Company also considers contract terms and conditions, customer business type or strategy and may require collateralized asset support or prepayment to mitigate credit risk.

Accounts receivable are written off and charged against the allowance for credit losses when the Company has exhausted all collection efforts without success. The Company estimates its allowance for credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable.

Allowance for credit losses activity related to accounts receivables are as follows:

	Year ended May 31,
In millions	2026	2025	2024
Balance, beginning of period	$26.0	$21.3	$20.5
Provision for credit losses	38.1	24.2	19.8
Write-offs and recoveries	(23.7)	(19.5)	(19.0)
Balance, end of period	$40.4	$26.0	$21.3

No single customer had a material impact on total accounts receivable as of May 31, 2026 or 2025. No single customer had a material impact on service revenue or results of operations for the fiscal years ended May 31, 2026, 2025 and 2024.

PEO unbilled receivables, net of advance collections: The Company recognizes a liability for worksite employee gross wages and related payroll tax liabilities at the end of the period in which the worksite employee performs work, and where it assumes, under applicable federal and state regulations, the obligation for the payment of payroll and payroll tax liabilities. The estimated payroll and payroll tax liabilities are recorded in accrued worksite employee compensation and related items on the Company’s Consolidated Balance Sheets. The associated unbilled receivables, including estimated revenues, offset by advance collections from customers, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of May 31, 2026 and 2025, advance collections were $1.1 million and $1.8 million, respectively.

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

Concentrations: Substantially all the Company’s deposited cash is maintained at large well-capitalized (as defined by their regulators) financial institutions. Deposits at these institutions may, at times, exceed federally insured limits (e.g., FDIC coverage). The Company monitors the creditworthiness of these institutions and has not experienced any losses during fiscal 2026, fiscal 2025 or fiscal 2024. All the Company’s deliverable securities are held in custody with certain of the aforementioned financial institutions, in accordance with standard custody arrangements. Non-deliverable securities are primarily time deposits and money market funds.

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

Goodwill and other intangible assets, net of accumulated amortization: Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. The Company performs its annual impairment testing in its fiscal fourth quarter. During fiscal 2026, fiscal 2025 and fiscal 2024, a qualitative analysis was performed on all reporting units to determine if it is more-likely-than-not that the fair value of the reporting units had declined below their carrying values. The qualitative assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Based on the results of the Company’s testing, no impairment loss was recognized in the results of operations for fiscal 2026, fiscal 2025, or fiscal 2024. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

Finite-lived intangible assets are reported net of accumulated amortization on the Consolidated Balance Sheets. Amortization is based on the estimated useful lives of asset using either an accelerated method or straight-line method. The estimated useful lives of amortizable assets are generally as follows:

Category	Amortizable life
Customer lists	3 to 12 years
Acquired developed software	5 to 7 years
Other intangibles:
Finite-lived trade names and trademarks	3 to 15 years
Naming rights	Over remaining term of underlying agreement

In addition, the Company has an intangible asset with an indefinite useful life, which is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that the carrying value may not be recoverable. The Company has determined, using qualitative assessments, there is no impairment of this intangible asset for fiscal 2026, fiscal 2025, or fiscal 2024.

Impairment of Long-Lived Assets: Long-lived assets, including intangible assets with finite lives and operating lease right-of-use (“ROU”) assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. The Company has determined that there was no impairment of long-lived assets for fiscal 2026, fiscal 2025, or fiscal 2024.

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

Foreign Currency: The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in the Consolidated Statements of Stockholders’ Equity as a component of accumulated other comprehensive income/(loss), net of tax. The Company did not have any material realized gains or losses resulting from foreign exchange transactions during fiscal 2026, fiscal 2025, or fiscal 2024.

Revenue recognition: Revenues are primarily attributable to fees for providing services as well as investment income earned on funds held for clients. Fees associated with services are recognized when control of the contracted services is transferred to the Company's customers, in an amount that reflects the consideration it expects to receive in exchange for such services. The Company’s service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period, a fixed amount per processing period plus a fee per employee or transaction processed, or fee per employee per month or per processing period. Insurance Solutions revenues are recognized when commissions are earned on premiums billed and collected. Fees earned for the purchase of customer's accounts receivable under non-recourse arrangements are based on a percentage of funding amounts as specified in the customer contract. These fees are then recognized over the average collection period of 40 to 55 days for customers in the temporary staffing agency market and approximately 5 to 15 days for other customers. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in cost of service revenue on the Consolidated Statements of Income and Comprehensive Income.

The Company receives advance payments for set-up fees from its customers. Advance payments received for certain service offerings for set-up fees are considered a material right. Therefore, the Company defers the revenue associated with these advance payments, recognizing the revenue and related expenses over the expected period to which the material right exists.

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

Assets Recognized from the Costs to Obtain and Fulfill Contracts: The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it is expected that the economic benefit and amortization period will be longer than one year. Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of new contracts and that would not have been incurred if the contract had not been obtained. The Company does not incur incremental costs to obtain a contract renewal. The Company determined that certain sales commissions and bonuses, including related fringe benefits, meet the capitalization criteria under Accounting Standards Codification (“ASC”) Subtopic 340-40, “Other Assets and Deferred Costs: Contracts with Customers” (“ASC 340-40”). The Company also recognizes an asset for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. The Company has determined that substantially all costs related to implementation activities are administrative in nature and meet the capitalization criteria under ASC 340-40. These capitalized costs to fulfill a contract principally relate to upfront direct costs that are expected to be recovered and enhance the Company’s ability to satisfy future performance obligations.

The assets related to both costs to obtain and costs to fulfill contracts with customers are capitalized and amortized using either an accelerated method over an eight-year life or straight-line method over a six-year life to closely align with the pattern of customer attrition over the estimated life of the customer relationship. The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during fiscal 2026, fiscal 2025, or fiscal 2024.

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

PEO insurance reserves: As part of its PEO solution, the Company offers workers’ compensation insurance and health insurance to customers for the benefit of customer employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling these claims. In establishing the PEO workers’ compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle claims. The determination of estimated ultimate losses by the Company’s independent actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors, and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company's workers’ compensation claims cost estimates. For fiscal 2026 and fiscal 2025, the Company has an aggregate maximum liability of $1.0 million for claims exceeding $1.0 million, and once met, the maximum individual claims liability is $1.0 million.

As of May 31, 2026 and 2025, the Company had recorded current liabilities of $80.7 million and $80.4 million, respectively, and long-term liabilities of $157.0 million and $156.4 million, respectively, on its Consolidated Balance Sheets for workers’ compensation insurance reserves. The amounts were recorded in the other current liabilities and other long-term liabilities sections, respectively, of the Consolidated Balance Sheets.

With respect to PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where the Company retains risk. A reserve for insurance arrangements where the Company retains risk is established to provide for the payment of claims in accordance with the Company’s service contract with the carrier. The claims reserve includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company’s maximum individual claims liability was $0.5 million under its policies during both fiscal 2026 and fiscal 2025. Amounts accrued related to the health insurance and dental and vision plan reserves were $64.3 million and $48.2 million as of May 31, 2026 and 2025, respectively. These amounts are included in other current liabilities on the Consolidated Balance Sheets.

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and accepted actuarial methods and assumptions. These reserves are subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers’ compensation insurance where those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could be significant, reflecting any combination of new and adverse or favorable trends. Adjustments to previously established reserves were not material for fiscal 2026, fiscal 2025, or fiscal 2024.

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

An ROU asset is measured as the amount of the lease liability with adjustments, if applicable, for lease incentives, initial direct costs incurred by the Company, and lease prepayments made prior to or at lease commencement. ROU assets are classified as operating lease ROU assets, net of accumulated amortization, on the Company’s Consolidated Balance Sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record an impairment loss in its Consolidated Statements of Income and Comprehensive Income. The Company did not recognize an impairment loss during fiscal 2026, fiscal 2025 or fiscal 2024.

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

The fair value of time-based stock awards is determined based on the stock price. For grants that do not accrue dividends or dividend equivalents, the fair value is the stock price reduced by the present value of estimated dividends over the vesting period or performance period.

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

Business combinations: The Company accounts for acquisitions in accordance with the guidance in Financial Accounting Standards Board ("FASB") ASC Topic 805, Business Combinations ("ASC 805"), using the acquisition method of accounting. The Company allocates the purchase price consideration associated with its acquisitions to the fair values of assets acquired and liabilities assumed at their respective acquisition dates, with the excess recorded to goodwill. This allocation involves a number of assumptions, estimates, and judgments in determining fair value of the following:

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

Recently adopted accounting pronouncements: Effective for the Company's Annual Report on Form 10-K for fiscal 2026, the Company adopted Accounting Standard Update ("ASU") No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” using a retrospective application approach. The requirements of this ASU are disclosure-related and do not have an impact on the Company’s financial condition, results of operations, or cash flows. The ASU requires additional detail in the income tax rate reconciliation, including quantitative thresholds for reconciling items, and mandates disaggregation of income taxes paid among federal, state, and foreign jurisdictions, with further breakdowns for significant individual jurisdictions. Refer to Note L of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding income taxes.

Recently issued accounting pronouncements: In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU No. 2024-03 as amended by subsequent ASUs on the topic requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 2028, and subsequent interim periods, with early application permitted. The requirements of this ASU are disclosure-related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

In July 2025, the FASB issued ASU No. 2025-05 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The practical expedient permits an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset. This ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The transition method is prospective. The Company will adopt this guidance in its fiscal year beginning June 1, 2026, and will elect the practical expedient. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

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

In November 2025, the FASB issued ASU No. 2025-08 “Financial Instruments – Credit Losses (Topic 326): Purchased Loans.” This ASU expands the population of acquired financial assets subject to the gross-up approach under Topic 326 whereby loans purchased without credit deterioration and deemed seasoned are recognized at their purchase price plus an allowance for expected credit losses. Purchased seasoned loans include all loans that are acquired in a business combination and loans acquired in an asset acquisition if purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. This ASU is applicable to the Company’s fiscal year beginning June 1, 2027, with early application permitted. The transition method is prospective. The Company does not currently purchase financial assets within the scope of the ASU. Accordingly, the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

Note B — Service Revenue

Service revenue is primarily attributable to fees for providing services to the Company’s customers and is recognized when control of the contracted services is transferred to its customers, in an amount that reflects the consideration it expects to receive in exchange for such services. Insurance Solutions revenue is commissions earned on premiums collected and remitted to insurance carriers. The Company’s contracts generally do not contain specified contract periods and may be terminated by either party with 30-days notice of termination. Sales and other applicable non-payroll related taxes are excluded from service revenue.

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

Management Solutions Revenue

Management Solutions revenue is primarily derived from the Company’s integrated HCM and HR outsourcing solutions. Customers can select services on an á la carte basis or as part of various solution bundles. The Company’s offerings often leverage the information gathered in its base payroll processing service, allowing it to provide comprehensive outsourcing services covering the HCM spectrum. Management Solutions revenue is generally recognized over time as services are performed and the customer simultaneously receives and controls the benefits from these services.

Revenue earned from delivery service for the distribution of certain customer payroll checks and reports is also included in Management Solutions revenue in the Company’s Consolidated Statements of Income and Comprehensive Income. Delivery service revenue is recognized at a point in time following the delivery of payroll checks, reports, quarter-end packages, and tax returns to the Company’s customers.

PEO and Insurance Solutions Revenue

PEO solutions are sold through the Company’s registered and licensed subsidiaries and offer businesses HCM and HR outsourcing solutions. The Company serves as a co-employer of its customers’ employees, offers health insurance coverage to customer employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance offerings. PEO Solutions revenue is recognized over time as the services are performed and the customer simultaneously receives and controls the benefits from these services. PEO Solutions revenue is reported net of certain pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and health insurance premiums on guaranteed cost benefit plans. For workers’ compensation and health insurance plans where the Company retains risk, revenues and costs are recorded on a gross basis.

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	Year ended May 31,
In millions	2026	2025	2024
Payroll wages and payroll taxes	$32,197.0	$29,280.0	$27,381.5
State unemployment insurance (included in payroll wages and payroll taxes)	$179.4	$167.4	$151.8
Guaranteed cost benefit plans	$752.3	$681.6	$660.3

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

Contract Balances

The timing of revenue recognition for Management Solutions and PEO and Insurance Solutions is consistent with the invoicing of clients as they both generally occur during the respective client payroll period for which the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Payments received for certain of the Company’s service offerings for set-up fees are considered a material right. Therefore, the Company defers revenue associated with these performance obligations, which exceed one year, and subsequently recognizes them as future services are provided, over approximately two years to four years.

Changes in deferred revenue related to material rights that exceed one year were as follows:

	Year ended May 31,
In millions	2026	2025
Balance, beginning of period	$92.4	$74.9
Deferred revenue acquired	—	19.0
Deferral of revenue	54.1	39.0
Recognition of unearned revenue	(55.1)	(40.5)
Balance, end of period	$91.4	$92.4

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of May 31, 2026, the Company expects to recognize $45.8 million of deferred revenue related to material rights during its fiscal year ending May 31, 2027 and $45.6 million of deferred revenue thereafter.

Assets Recognized from the Costs to Obtain and Fulfill Contracts

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it is expected that the economic benefit and amortization period will be longer than one year. The Company also recognizes an asset for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered.

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during fiscal 2026, fiscal 2025, or fiscal 2024.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to fulfill contracts:
	Year ended May 31,
In millions	2026	2025
Balance, beginning of period	$87.0	$76.6
Capitalization of costs	83.0	37.8
Amortization	(34.1)	(27.4)
Balance, end of period	$135.9	$87.0

Costs to obtain contracts:
	Year ended May 31,
In millions	2026	2025
Balance, beginning of period	$609.0	$609.4
Capitalization of costs	259.5	208.7
Amortization	(215.1)	(209.1)
Balance, end of period	$653.4	$609.0

Note C — Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In millions, except per share amounts	2026	2025	2024
Basic earnings per share:
Net income	$1,760.1	$1,657.3	$1,690.4
Weighted-average common shares outstanding	358.9	360.2	360.3
Basic earnings per share	$4.90	$4.60	$4.69
Diluted earnings per share:
Net income	$1,760.1	$1,657.3	$1,690.4
Weighted-average common shares outstanding	358.9	360.2	360.3
Dilutive effect of common share equivalents	1.1	1.8	1.8
Weighted-average common shares outstanding, assuming dilution	360.0	362.0	362.1
Diluted earnings per share	$4.89	$4.58	$4.67
Weighted-average anti-dilutive common share equivalents	1.3	0.2	0.6

Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D — Business Combinations

The Company accounts for acquisitions in accordance with the guidance in FASB ASC 805, Business Combinations. This guidance requires disclosure of consideration transferred, including any contingent consideration, assets acquired, and liabilities assumed to be measured at their fair values as of the acquisition date. This guidance further provides that: (1) acquisition costs will generally be expensed as incurred, (2) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 805 requires that any excess of the purchase price over the fair values of the net assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill.

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

The amount of Paycor revenue and net loss included in the Company’s condensed Consolidated Statements of Income and Comprehensive Income from the acquisition date through May 31, 2025, was $92.5 million and $75.9 million, respectively. Paycor's financial results during fiscal 2025 include acquisition-related costs of $84.5 million, net of tax. Refer to Note R for additional discussion on these acquisition-related costs.

Acquisition-related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions. The Company recognized $304.2 million of acquisition-related costs, including $242.0 million related to amortization for step-up basis intangible assets, during fiscal 2026, and $49.2 million during fiscal 2025. These costs are shown as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The transaction aims to enhance the Company’s capabilities in the upmarket segment and expand its suite of AI-driven HCM solutions.

Purchase Consideration and Allocation

The Company accounted for the Paycor acquisition as a business combination using the acquisition method of accounting in accordance with ASC 805. The assets acquired and liabilities assumed in the acquisition of Paycor were recorded at their respective fair values as of the acquisition date. Estimates of fair value represent management’s best estimate and require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of certain assets and liabilities. The purchase price allocation as of the acquisition date was subject to change as additional information about the fair values of assets acquired and liabilities assumed became available. Measurement period adjustments were finalized within one year from the acquisition date.

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

Purchase Price Allocation

During fiscal 2026, the Company adjusted its purchase price allocation, which increased goodwill $4.2 million, primarily resulting from the write-down of a building by $4.9 million, net of deferred taxes of $1.9 million as a result of an updated valuation, offset by a reduction due to a change in deferred tax liability of $3.9 million primarily related to return-to-provision adjustments from the predecessor's final tax return. The impact of these changes on previously reported earnings was not material.

In millions
Total purchase price	$4,085.7
Assets Acquired
Cash and cash equivalents	$168.8
Restricted cash	0.0
Interest receivable	0.7
Accounts receivable	26.5
Prepaid income taxes	1.0
Prepaid expenses and other current assets	28.7
Funds held for clients	1,288.2
Property and equipment	27.6
Operating lease right-of-use assets	14.1
Intangible assets	1,776.5
Other long-term assets	1.9
Total assets	$3,334.0
Liabilities Assumed
Current liabilities	$137.4
Client funds obligation	1,288.9
Deferred income taxes	339.3
Other long-term liabilities	74.5
Total Liabilities	$1,840.1
Fair value of purchase consideration	4,085.7
Less: fair value of net assets	1,493.9
Goodwill	$2,591.8

The Company finalized the purchase price allocation for the acquisition of Paycor as of March 31, 2026. Customer relationships were the most significant of the acquired identifiable intangible assets. The fair value of the customer relationship intangible asset was estimated using a multi-period excess earnings method. The cash flow projections for the acquired Paycor customer relationships reflected significant judgments and assumptions including the revenue growth rate, customer attrition rate, and discount rate. The Company amortizes its intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed (the useful life). The final fair values allocated to the identifiable intangible assets and their final estimated useful lives are as follows:

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

Paycor’s fiscal year end was June 30th. Since Paycor and the Company had different fiscal year end dates, the unaudited pro forma operating results were prepared based on comparable periods. The pro forma financial information does not purport to be indicative of the results that would have been obtained had the transactions been completed as of June 1, 2023, for the periods presented and are not intended to be a projection of future results or trends.

Alterna Capital Solutions LLC

Effective July 31, 2023, substantially all of the net assets of Alterna Capital Solutions LLC (“Alterna”), were acquired by a wholly owned subsidiary of the Company. Alterna purchases outstanding accounts receivable of their customers under non-recourse arrangements. This acquisition allows the Company to increase and diversify its portfolio of solutions and support serving small- to medium-sized businesses. The acquisition consideration was comprised of a base purchase price of $95.1 million plus immediate settlement of debt totaling $128.9 million, net of $15.7 million in cash and restricted cash acquired. Accounts receivable balances acquired, net of allowance for doubtful accounts, and less amounts due to customers related to funding arrangements, totaled $146.1 million. Management determined that intangible assets related to the customer list were $18.9 million to be amortized utilizing an accelerated method of amortization over a weighted average of 8 years. Goodwill in the amount of $46.7 million was recorded as a result of the acquisition, which is tax-deductible. The Company finalized the purchase price allocation for the acquisition of Alterna as of November 30, 2023. The financial results of Alterna are included in the Company’s consolidated financial statements from its respective date of acquisition. This acquisition was not material to the Company’s results of operations, financial position, or cash flows.

Note E — Other Income, Net

Other income, net, consisted of the following items:

	Year ended May 31,
In millions	2026	2025	2024
Interest income on corporate investments	$63.4	$72.8	$82.7
Other	6.5	0.8	(1.5)
Other income, net	$69.9	$73.6	$81.2

Note F — Stock-Based Compensation Plans

The Paychex, Inc. 2002 Stock Incentive Plan, as last amended and restated effective October 15, 2020 (the “2002 Plan”), authorizes grants of up to 46.5 million shares of the Company’s common stock. As of May 31, 2026, there were 11.2 million shares available for future grants under the 2002 Plan. The Company issues new shares of common stock to satisfy stock option exercises, issuances under the Company’s employee stock purchase plan, and stock awards.

All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the requisite service period and an increase in additional paid-in capital.

Stock-based compensation expense was $96.1 million, $111.8 million, and $61.1 million for fiscal years 2026, 2025, and 2024, respectively. Related income tax benefits recognized were $17.5 million, $17.7 million, and $12.7 million for the respective fiscal years.

As of May 31, 2026, the total unrecognized compensation cost related to all unvested stock-based awards was $119.6 million and is expected to be recognized over a weighted-average period of 2.5 years.

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

The following table summarizes stock option activity for fiscal 2026:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options(1)	per share	term (years)	value(2)
Outstanding as of May 31, 2025	3.0	$84.33
Granted	0.3	$139.25
Exercised	(0.5)	$60.85
Forfeited	(0.0)	$135.10
Outstanding as of May 31, 2026	2.8	$93.76	4.4	$40.8
Exercisable as of May 31, 2026	2.2	$84.85	3.5	$40.8

(1)
Includes the activity related to long-term incentive plan stock options granted in July 2016, which vested in fiscal 2021.
(2)
Total shares valued at the market price of the underlying stock as of May 31, 2026 less the exercise price.

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In millions, except per share amounts	2026	2025	2024
Weighted-average grant-date fair value per share of stock options granted	$33.50	$27.54	$27.21
Total intrinsic value of stock options exercised	$37.8	$42.0	$40.3

Black-Scholes fair value assumptions: The fair value of stock option grants was estimated at the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation are as follows:

	Year ended May 31,
	2026	2025	2024
Risk-free interest rate	4.4%	4.2%	4.1%
Dividend yield	3.0%	3.2%	3.1%
Volatility factor	0.26	0.25	0.25
Expected option life in years	6.6	6.5	6.6

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

Paycor Replacement Awards: In connection with the acquisition of Paycor, the Company exchanged certain unvested Paycor employee equity awards for Paychex RSUs or RSAs based on an exchange ratio of approximately 1 to 0.15 calculated in accordance with the Merger Agreement (the "Replacement Awards"). The fair value of the Replacement Awards was $105.2 million as of the date of acquisition, of which $15.9 million was related to pre-combination expense and was included in the purchase price. The remaining portion of $89.3 million relates to post-combination expense, of which $39.1 million was expensed due to the acceleration of awards as of May 31, 2025. As of May 31, 2026, the total unrecognized compensation cost related to the Replacement Awards was approximately $15.2 million and is expected to be recognized over a weighted-average period of 1.2 years. Refer to Note D of this Item 8 for further information related to the Company’s acquisition of Paycor.

The following table summarizes time-based RSU and RSA activity for fiscal 2026:

				Weighted-
				average
			Total	grant-date
			RSUs and	fair value
In millions, except per share amounts	RSUs	RSAs	RSAs	per share
Nonvested as of May 31, 2025	1.5	0.1	1.6	$123.30
Granted	0.6	—	0.6	$127.21
Vested	(0.7)	(0.1)	(0.8)	$123.58
Forfeited	(0.2)	(0.0)	(0.2)	$127.60
Nonvested as of May 31, 2026	1.2	(0.0)	1.2	$124.36

Other information pertaining to time-based RSUs and RSAs is as follows:

	Year ended May 31,
In millions, except per share amounts	2026	2025	2024
Weighted-average grant-date fair value per share of RSUs/RSAs granted	$127.21	$116.67	$114.95
Total fair value of RSUs/RSAs vested	$101.6	$54.7	$60.1

The grant date fair value of time-based RSUs and RSAs is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period. Time-based RSUs and RSAs may, or may not, earn dividends or dividend equivalents depending on the terms of the specific grant.

Performance-Based RSUs and RSAs: Performance-based RSUs granted in fiscal 2026 and fiscal 2025 primarily include awards that have a three-year performance period, after which the number of underlying RSUs earned will be determined based on achievement against pre-established performance targets and a market-based condition. Performance-based RSUs and RSAs granted prior to fiscal 2025 had a two-year performance period, after which the number of underlying RSUs and RSAs earned were determined based on achievement against pre-established performance targets and were then subject to a one-year service period. Performance-based RSUs and RSAs do not earn dividends or dividend equivalents during the performance period.

The following table summarizes performance-based RSU and RSA activity for fiscal 2026:

				Weighted-
				average
			Total	grant-date
			RSUs and	fair value
In millions, except per share amounts	RSUs	RSAs	RSAs	per share
Nonvested as of May 31, 2025	0.3	—	0.3	$118.49
Granted	0.1	—	0.1	$139.40
Vested	(0.1)	—	(0.1)	$108.26
Forfeited	(0.0)	—	(0.0)	$130.10
Nonvested as of May 31, 2026	0.3	—	0.3	$128.64

Other information pertaining to performance-based RSUs and RSAs is as follows:

	Year ended May 31,
In millions, except per share amounts	2026	2025	2024
Weighted-average grant-date fair value per share of RSUs/RSAs granted	$139.40	$125.17	$114.23
Total fair value of RSUs/RSAs vested	$11.2	$14.6	$0.4

Monte Carlo simulation fair value assumptions: The fair value of performance-based RSUs, that include a market condition, was estimated at the date of grant using a Monte Carlo simulation. The weighted-average assumptions used for valuation are as follows:

	Year ended May 31,
	2026	2025
Risk-free interest rate	3.9%	4.2%
Dividend yield	3.1%	3.3%
Volatility factor	0.23	0.24
Measurement period in years	2.9	2.9

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

Non-compensatory employee benefit plan: The Company offers a qualified Employee Stock Purchase Plan (“ESPP”) to all U.S. employees. The Company’s common stock can be purchased through a payroll deduction at a discount to the market price. The qualified ESPP allows for a discount of up to 15% based on the sole discretion of the committee established to administer the plan. For offering periods during fiscal years 2026, 2025, and 2024 the discount was set at 5% of the market price. Transactions under the qualified ESPP occur through the Company’s third-party stock plan administrator. The plans have been deemed non-compensatory and therefore, no stock-based compensation costs have been recognized for fiscal years 2026, 2025, or 2024 related to the plan.

Note G — Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	May 31, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$343.8	$—	$—	$343.8
AFS securities:
Asset-backed securities	106.5	0.4	(0.1)	106.8
Corporate bonds	2,349.9	5.5	(18.8)	2,336.6
Municipal bonds	851.9	0.4	(21.1)	831.2
U.S. government agency and treasury securities	1,232.6	1.0	(19.8)	1,213.8
Total AFS securities	4,540.9	7.3	(59.8)	4,488.4
Other	32.3	4.6	(0.6)	36.3
Total funds held for clients and corporate investments	$4,917.0	$11.9	$(60.4)	$4,868.5

	May 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$1,057.8	$—	$—	$1,057.8
AFS securities:
Asset-backed securities	158.3	0.9	(0.0)	159.2
Corporate bonds	1,640.3	10.7	(7.0)	1,644.0
Municipal bonds	1,017.3	0.5	(44.3)	973.5
U.S. government agency and treasury securities	993.2	2.3	(16.7)	978.8
Total AFS securities	3,809.1	14.4	(68.0)	3,755.5
Other	33.1	2.3	(0.9)	34.5
Total funds held for clients and corporate investments	$4,900.0	$16.7	$(68.9)	$4,847.8

Included in funds held for clients’ money market securities and other restricted cash equivalents as of May 31, 2026 were bank demand deposit accounts, and money market funds.

Included in asset-backed securities as of May 31, 2026 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through May 31, 2026.

Included in corporate bonds as of May 31, 2026 were investment-grade securities covering a wide range of issuers, industries, and sectors and primarily carry credit ratings of A or better and having maturities ranging from June 3, 2026 through April 17, 2036.

Included in municipal bonds as of May 31, 2026 were general obligation bonds and revenue bonds and primarily carry credit ratings of AA or better and have maturities ranging from June 1, 2026 through December 1, 2032.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets is as follows:

	May 31,
In millions	2026	2025
Funds held for clients	$4,832.2	$4,813.3
Corporate investments	36.3	34.5
Total funds held for clients and corporate investments	$4,868.5	$4,847.8

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

The Company’s AFS securities reflected net unrealized losses of $52.5 million and $53.6 million as of May 31, 2026 and May 31, 2025. Included in the net unrealized losses as of May 31, 2026 and May 31, 2025 were 664 and 600 AFS securities in an unrealized loss position, representing approximately 60% and 50% of the total securities held, respectively. AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	May 31, 2026
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.1)	$21.7	$—	$—	$(0.1)	$21.7
Corporate bonds	(16.3)	1,148.8	(2.5)	128.0	(18.8)	1,276.8
Municipal bonds	(1.7)	69.0	(19.4)	713.2	(21.1)	782.2
U.S. government agency and treasury securities	(13.4)	610.7	(6.4)	337.3	(19.8)	948.0
Total	$(31.5)	$1,850.2	$(28.3)	$1,178.5	$(59.8)	$3,028.7

	May 31, 2025
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.0)	$16.4	$(0.0)	$2.8	$(0.0)	19.2
Corporate bonds	(0.1)	83.2	(6.9)	236.7	(7.0)	319.9
Municipal bonds	(2.2)	48.5	(42.1)	880.1	(44.3)	928.6
U.S. government agency and treasury securities	(0.7)	152.0	(16.0)	531.8	(16.7)	683.8
Total	$(3.0)	$300.1	$(65.0)	$1,651.4	$(68.0)	$1,951.5

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of May 31, 2026 that had gross unrealized losses of $59.8 million were not impaired due to credit risk or other valuation concerns, and was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of May 31, 2026 and 2025 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses from the sale of AFS securities were as follows:

	Year ended May 31,
In millions	2026	2025	2024
Gross realized gains	$7.6	$0.0	$—
Gross realized losses	(0.0)	(0.4)	(2.6)
Net realized (losses)/gains	$7.6	$(0.4)	$(2.6)

The amortized cost and fair value of AFS securities that had stated maturities as of May 31, 2026 are shown below by expected maturity.

	May 31, 2026
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$912.6	$906.9
Due after one year through three years	1,426.5	1,407.7
Due after three years through five years	599.1	595.8
Due after five years	1,602.7	1,578.0
Total	$4,540.9	$4,488.4

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	May 31, 2026
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$25.3	$25.3	$—	$—
Total restricted and unrestricted cash equivalents	$25.3	$25.3	$—	$—
AFS securities:
Asset-backed securities	$106.8	$—	$106.8	$—
Corporate bonds	2,336.6	—	2,336.6	—
Municipal bonds	831.2	—	831.2	—
U.S. government agency and treasury securities	1,213.8	—	1,213.8	—
Total AFS securities	$4,488.4	$—	$4,488.4	$—
Other	$36.3	$36.3	$—	$—
Liabilities:
Other long-term liabilities	$36.3	$36.3	$—	$—

	May 31, 2025
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Corporate bonds	$4.7	$—	$4.7	$—
Municipal bonds	0.4	—	0.4	—
U.S. government agency and treasury securities	615.5	—	615.5	—
Money market securities	42.8	42.8	—	—
Total restricted and unrestricted cash equivalents	$663.4	$42.8	$620.6	$—
AFS securities:
Asset-backed securities	$159.2	$—	$159.2	$—
Corporate bonds	1,644.0	—	1,644.0	—
Municipal bonds	973.5	—	973.5	—
U.S. government agency and treasury securities	978.8	—	978.8	—
Total AFS securities	$3,755.5	$—	$3,755.5	$—
Other	$34.5	$34.5	$—	$—
Liabilities:
Other long-term liabilities	$34.5	$34.5	$—	$—

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

The Company’s long-term borrowings are accounted for on a historical cost basis. The amortized cost and fair value of these borrowings were as follows:

	May 31, 2026		May 31, 2025
	Amortized	Fair	Amortized	Fair
In millions	cost	value	cost	value
Senior Notes, Series A	$—	$—	$399.8	$398.3
Senior Notes, Series B	399.5	397.4	399.3	395.5
5-Year Fixed Rate Bonds	1,487.9	1,504.9	1,484.8	1,505.1
7-Year Fixed Rate Bonds	1,485.2	1,504.3	1,482.7	1,504.9
10-Year Fixed Rate Bonds	1,183.5	1,194.2	1,181.6	1,201.9
Total long-term borrowings, net of debt issuance costs	$4,556.1	$4,600.8	$4,948.2	$5,005.7

The Company’s Senior Notes, Series A were not traded in active markets and matured on March 13, 2026. The Company’s Senior Notes, Series B borrowings are also not traded in active markets. As a result, the fair value of the Senior Notes was estimated using a market approach employing Level 2 valuation inputs, including borrowing rates the Company believes are currently available based on loans with similar terms and maturities.

The Company's fixed-rate corporate bonds ("Corporate Bonds") are not traded in active markets. The fair value of Corporate Bonds was estimated using a market approach employing Level 2 valuation inputs obtained from an independent pricing service. The Company reviews the values generated by the independent pricing service for reasonableness and has not adjusted the prices obtained because it believes that they are appropriately valued.

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

Note I — Leases

The Company’s lease portfolio consists primarily of operating leases for office space and has remaining terms from less than one year up to twelve years, with contractual terms expiring from 2026 to 2038. Lease contracts may include one or more renewal options that allow the Company to extend the lease term, typically from one year to five years per renewal option. The exercise of lease options is generally at the discretion of the Company. None of the Company’s leases contain residual value guarantees, substantial restrictions, or covenants.

Supplemental balance sheet information related to the Company’s leases were as follows:

	May 31,
$ in millions	2026	2025
Operating lease ROU assets, net of accumulated amortization	$63.9	$63.8
Operating lease liabilities, current(1)	22.0	22.5
Operating lease liabilities, non-current	52.2	55.5

Weighted average remaining lease term (in years)	5.1	4.0
Weighted average discount rate	4.13%	3.73%

(1)
The current portion of operating lease liabilities is reported in the other current liabilities line item on the Company’s Consolidated Balance Sheets.

The components of lease expense were as follows:

	Year ended May 31,
In millions	2026	2025	2024
Fixed payment operating lease expense	$19.8	$27.7	$28.7
Variable payment operating lease expense	4.1	4.8	5.8
Short-term lease expense	0.0	0.0	0.0

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

Supplemental cash flow information related to the Company’s leases were as follows:

	Year ended May 31,
In millions	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$23.7	$24.9	$20.9
Amortization of ROU assets	16.0	14.0	25.8
ROU assets obtained in exchange for new operating lease liabilities	21.6	32.0	7.2
Lease incentives received in the form of tenant allowances and free rent	0.4	0.6	0.8

Future lease payments are as follows:

May 31,
In millions	2026
2027	$21.4
2028	17.1
2029	14.7
2030	11.1
2031	7.4
Thereafter	11.7
Total future lease payments	83.4
Less: imputed interest	9.2
Total operating lease liabilities	$74.2
Current portion	$22.0
Non-current portion	$52.2

As of May 31, 2026, the Company has entered into one lease agreement that had not yet commenced for a term of 7.58 years. This lease will require lease payments over the term of approximately $14.5 million.

Note J — Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	May 31,
in millions	2026	2025
Land and improvements	$10.9	$13.0
Buildings and improvements	151.5	152.3
Data processing equipment	252.9	242.8
Software (1)	1,322.5	1,129.7
Furniture, fixtures, and equipment	72.9	69.8
Leasehold improvements	59.6	51.6
Construction in progress (1)	45.5	67.5
Total property and equipment, gross	1,915.8	1,726.7
Less: Accumulated depreciation	1,326.9	1,215.2
Property and equipment, net of accumulated depreciation	$588.9	$511.5

(1)
Software includes both purchased software and costs capitalized related to internally developed software placed in service. Capitalized costs related to internally developed software that has not yet been placed in service is included in construction in progress.

Depreciation expense was $143.1 million, $118.8 million, and $127.5 million for fiscal 2026, 2025, and 2024, respectively.

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

Note K — Goodwill and Intangible Assets, Net of Accumulated Amortization

Goodwill and changes in goodwill as of and for the years ended May 31, 2026 and May 31, 2025 were as follows:

	May 31,
In millions	2026	2025
Balance, beginning of fiscal year	$4,514.1	$1,882.7
Changes during the period:
Goodwill acquired	10.2	2,626.5
Currency translation adjustment	3.1	4.9
Balance, end of fiscal year	$4,527.4	$4,514.1

Acquired goodwill for fiscal 2026 primarily relates to purchase accounting adjustments made during the measurement period for Paycor. Acquired goodwill for fiscal 2025 primarily relates to the Company's acquisition of Paycor. Refer to Note D for more information related to the Company's acquisitions.

The Company had certain intangible assets on its Consolidated Balance Sheets. The components of intangible assets, at cost, consisted of the following:

	May 31,
In millions	2026	2025
Customer lists	$1,835.5	$1,797.9
Acquired developed software	408.5	410.5
Other intangible assets	315.0	314.7
Total intangible assets, gross	2,559.0	2,523.1
Less: Accumulated amortization	875.0	575.8
Intangible assets, net of accumulated amortization	$1,684.0	$1,947.3

During fiscal 2026, the Company acquired customer lists with a weighted-average amortization period of 8.0 years.

Amortization expense relating to intangible assets was $299.5 million, $90.7 million, and $49.0 million for fiscal 2026, 2025, and 2024, respectively.

The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during fiscal 2026, 2025, or 2024.

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2027	$277.7
2028	258.5
2029	228.3
2030	198.5
2031	181.1

Note L — Income Taxes

The components of deferred tax assets and liabilities are as follows:

	May 31,
In millions	2026	2025
Deferred tax assets:
Compensation and employee benefit liabilities	$71.5	$69.2
Other current liabilities	27.2	15.8
Tax credit carry forward	0.8	10.4
Stock-based compensation	16.2	24.4
Unrealized losses on AFS securities	13.1	13.6
Capitalization of research and development	26.9	133.4
Leases	16.0	15.6
Net operating loss (“NOL”) carry forwards	15.9	28.9
Tax benefit of uncertain tax positions	20.4	18.3
Gross deferred tax assets	208.0	329.6
Deferred tax liabilities:
Deferred contract costs	173.3	149.7
Capitalized software	177.0	167.7
Goodwill, intangible assets, and fixed assets	374.4	431.8
Operating lease right-of-use assets	14.0	12.7
Other	6.7	6.6
Gross deferred tax liabilities	745.4	768.5
Net deferred tax liability	$(537.4)	$(438.9)

On July 4, 2025, the One Big Beautiful Bill Act ("The Act") was enacted into law. The most significant provisions applicable to the Company relate to accelerated tax deductions for qualified property and research expenditures as reflected in the deferred tax table above. There was no material impact on the Company's effective tax rate as a result of The Act.

The deferred tax asset related to NOL carry forwards is comprised of $2.1 million of federal NOL carry forwards, $8.4 million of state NOL carry forwards, and $5.4 million of foreign NOL carry forwards. The federal NOL carry forwards were acquired through various acquisitions. Certain federal NOL carry forwards have indefinite lives, while others expire between the fiscal years ending May 31, 2028 and May 31, 2037. The state NOL carry forwards expire between the fiscal years ending May 31, 2027 through May 31, 2045.

The components of the provision for income taxes are as follows:

	Year ended May 31,
In millions	2026	2025	2024
Current:
Federal	$324.4	$418.8	$433.5
State	122.9	118.4	117.4
Non-U.S.	(0.2)	(2.8)	6.5
Total current	447.1	534.4	557.4
Deferred:
Federal	101.4	(9.9)	(18.6)
State	2.3	(2.7)	(4.6)
Non-U.S.	0.0	(3.2)	(6.6)
Total deferred	103.7	(15.8)	(29.8)
Income taxes	$550.8	$518.6	$527.6

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

		Year ended May 31,
	2026		2025 (2)		2024 (2)
dollars in millions	Amount	%	Amount	%	Amount	%
Federal statutory tax rate	$485.3	21.0%	$456.9	21.0%	$465.8	21.0%
Increase/(decrease) resulting from:
State income taxes, net of federal tax benefit (1)	98.5	4.3%	92.2	4.2%	91.2	4.1%
Foreign tax effects	0.1	0.0%	(0.7)	0.0%	0.2	0.0%
Tax credits	(30.7)	(1.3)%	(20.1)	(0.9)%	(18.4)	(0.9)%
Nontaxable or nondeductible items	(0.2)	0.0%	2.9	0.1%	(8.7)	(0.4)%
Changes in unrecognized tax benefits	(3.9)	(0.2)%	(5.3)	(0.2)%	(1.0)	(0.0)%
Other adjustments	1.7	0.0%	(7.3)	(0.4)%	(1.5)	(0.0)%
Effective income tax rate	$550.8	23.8%	$518.6	23.8%	$527.6	23.8%

(1)
State taxes in California, New York State, New York City, and New Jersey made up the majority (greater than 50%) of the tax effect in this category.
(2)
Disclosures for 2025 and 2024 were adjusted for retrospective application of ASU 2023-09. Refer to Note A for further information on the adoption of ASU 2023-09.

The effective income tax rates in all periods were impacted by recognition of net discrete tax benefits related to employee stock-based compensation payments.

The following is income taxes paid, net of refunds by significant jurisdiction:

	Year ended May 31,
	2026	2025	2024
Federal	$205.0	$406.0	$439.0
State
California	26.3	*	*
Other	79.0	*	*
Total State	105.3	106.4	100.5
Foreign	*	*	*
Total income tax payments, net of refunds	$310.3	$512.4	539.5

* Jurisdiction below threshold for period presentation.

Uncertain income tax positions: The Company is subject to U.S. federal income tax, numerous local and state tax jurisdictions within the U.S., and taxes in the Company's foreign operations in Europe, Canada, India, and Israel. The Company maintains a reserve for uncertain tax positions. As of May 31, 2026, the reserve for uncertain tax positions, including interest and net of benefits, was $120.6 million, of which $120.1 million was included in long-term liabilities and $0.5 million was netted in the deferred tax on the Consolidated Balance Sheets. As of May 31, 2025, the total reserve for uncertain tax positions, including interest and net of federal benefits, was $108.6 million, of which $100.6 million was included in long-term liabilities and $8.0 million was netted in deferred tax on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

	Year ended May 31,
In millions	2026	2025	2024
Balance as of beginning of fiscal year	$106.0	$87.2	$72.0
Additions for tax positions of the current year	16.1	20.1	20.6
Additions for tax positions of prior years	1.2	9.8	0.8
Reductions for tax positions of prior years	(8.3)	(5.5)	(3.8)
Settlements with tax authorities	—	(0.0)	(0.3)
Expiration of the statute of limitations	(3.6)	(5.6)	(2.1)
Balance as of end of fiscal year	$111.4	$106.0	$87.2

The reserve as of May 31, 2026 substantially relates to the Company’s uncertain tax positions for certain U.S. federal and state income tax matters. The Company believes the reserve for uncertain tax positions, including interest and net of federal benefits, of $120.6 million as of May 31, 2026 adequately covers open tax years and uncertain tax positions up to and including fiscal 2026 for major taxing jurisdictions. As of May 31, 2026 and 2025, the $120.1 million and $100.6 million, respectively, of unrecognized tax benefits, including interest and net of federal benefit, if recognized, would impact the Company’s effective income tax rate.

The Company has concluded all U.S. federal income tax matters through fiscal 2017. Fiscal years 2018, 2020, and 2023 are currently under audit by the IRS. With limited exception, state income tax audits by taxing authorities are closed through fiscal 2022, primarily due to expiration of the statute of limitations.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income and Comprehensive Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal years 2026, 2025, and 2024 was immaterial to the Company’s results of operations.

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

Effective January 23, 2026, the Company entered into amendments of its $750.0 million, five-year, unsecured, revolving credit facility (the "2017 JPM Credit Facility") and its $1.0 billion, five-year, unsecured, revolving credit facility (the "2019 JPM Credit Facility") with a syndicate of lenders for which JP Morgan Chase Bank, N.A. ("JPM") acts as administrative agent. The amendments to these credit facilities, among other things, increase the aggregate amount of principal available under the 2017 Credit Facility from $750 million to $1.0 billion and extend its maturity date from September 17, 2026 to January 23, 2031, and amend certain interest provisions and covenants under both credit facilities. In connection with these amendments, Paychex terminated its three-year, $250 million, unsecured, revolving credit facility for which PNC Bank, N.A. ("PNC") acted as administrative agent (the "2020 PNC Credit Facility"). As of the date of its termination, there were no outstanding loans under the PNC Bank, N.A. Credit Facility.

Details of the Company’s credit facilities as of May 31, 2026 are as follows:

		Maximum Amount Available		Amount Outstanding
		May 31,		May 31,
$ in millions	Expiration Date	2026	2025	2026	2025
Credit facilities:
2019 JPM Credit Facility	April 12, 2029	$1,000.0	$1,000.0	$—	$—
2017 JPM Credit Facility	January 23, 2031	1,000.0	—	—	—
2017 JPM Credit Facility	January 23, 2026	—	750.0	—	—
2020 PNC Credit Facility (weighted-average interest rate of 3.87% as of May 31, 2025)	January 23, 2026	—	250.0	—	18.6
Total		$2,000.0	$2,000.0	$—	$18.6

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

Obligations under the credit facilities are guaranteed by the Company and certain of its subsidiaries. The credit facilities contain financial and operational covenants with which the Company must maintain compliance. The Company’s ability to borrow under the credit facilities may be restricted in the event of certain covenant breaches or events of default. In addition, the terms of the credit facilities could restrict the Company’s ability to engage in certain business transactions. The Company was in compliance with all these covenants as of May 31, 2026.

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

Letters of credit: The Company had irrevocable standby letters of credit outstanding totaling $176.5 million and $165.0 million as of May 31, 2026 and May 31, 2025, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between June 1, 2026 and May 26, 2027. No amounts were outstanding on these letters of credit during fiscal 2026 or fiscal 2025, or as of May 31, 2026 and May 31, 2025, respectively. Subsequent to May 31, 2026, ten letters of credit which expired were renewed for one year terms.

Note N — Long-term Financing

Long-term debt, at amortized cost, consisted of the following as of:

	Effective	May 31,
In millions	interest rate	2026	2025
Senior Notes Series A, fixed rate 4.07% - due March 13, 2026	4.12%	$-	$400.0
Senior Notes Series B, fixed rate 4.25% - due March 13, 2029	4.30%	400.0	400.0
5-year Corporate Bonds, fixed rate 5.10% - due April 15, 2030	5.35%	1,500.0	1,500.0
7-year Corporate Bonds, fixed rate 5.35% - due April 15, 2032	5.57%	1,500.0	1,500.0
10-year Corporate Bonds, fixed rate 5.60% - due April 15, 2035	5.84%	1,200.0	1,200.0
Total long-term debt		4,600.0	5,000.0
Less: current portion, net of debt issuance costs		-	(399.8)
Less: unamortized discount and debt issuance costs		(43.9)	(51.8)
Long-term debt, net		$4,556.1	$4,548.4

The Senior Notes, Series A and Senior Notes, Series B (collectively the “Notes”), and Corporate Bonds are senior unsecured obligations, with interest paid semi-annually in arrears. The effective interest rate for the Notes and Corporate Bonds includes the interest on the debt and amortization of debt discount and debt issuance costs.

The Notes are issued pursuant to the Note Purchase and Guarantee Agreement (the “Agreement”) and may be prepaid, all or in part, at any time by the Company subject to certain conditions as described in the Agreement. Payment of all amounts due with respect to the Notes and performance under the Agreement is guaranteed by the Company, Paychex of New York LLC, and certain other subsidiaries of the Company. The Corporate Bonds are issued pursuant to an indenture dated as of April 10, 2025, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 10, 2025, by and between the Company and the Trustee.

During fiscal 2026, the Company repaid its long-term private placement debt Senior Note, Series A for $400.0 million, which matured on March 13, 2026.

The Agreement and Corporate Bonds contain customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all these covenants as of May 31, 2026.

Note O — Supplemental Cash Flow Information

Cash

Income taxes paid were $310.3 million, $512.4 million, and $539.5 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively. Refer to Note L of this Item 8 for further discussion on cash paid for income taxes.

Interest expense paid was $267.6 million, $37.5 million, and $36.2 million for fiscal 2026, fiscal 2025, and fiscal 2024, respectively.

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

Note P — Employee Benefit Plans

401(k) plan: The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary, subject to Internal Revenue Service limitations. Employees who have completed one year of service and a minimum of 1,000 hours worked are eligible to receive a Company matching contribution, when such contribution is in effect. Through December 31, 2025, the Company provided a matching contribution of 100% of the first 3% and 50% on the next 2% of eligible pay for a total matching contribution of 4%. Effective January 1, 2026, the Company provides a matching contribution of 100% of the first 4% of eligible pay that an employee contributes to the Plan. Company contributions to the Plan for fiscal 2026, 2025, and 2024 were $40.8 million, $37.0 million, and $37.5 million, respectively.

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

Deferred compensation plans: The Company and certain of its subsidiaries offer non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors may defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date. The amounts accrued under these plans were $36.3 million and $34.5 million as of May 31, 2026 and 2025, respectively, and are reflected in other long-term liabilities on the accompanying Consolidated Balance Sheets.

Note Q — Commitments and Contingencies

Other commitments: As of May 31, 2026, the Company had outstanding commitments under existing workers’ compensation insurance agreements and other legally binding contractual arrangements with minimum future payment obligations of approximately $898.4 million. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $13.5 million of capital assets. These minimum future payment obligations relate to the following fiscal years:

	Payments due by period
In millions	2027	2028	2029	2030	2031	Thereafter
Workers' compensation estimated obligations	$80.7	$42.5	$27.3	$18.5	$12.8	$55.9
Purchase obligations	$359.6	$138.8	$67.7	$22.4	$10.8	$61.4

In the normal course of business, the Company makes representations and warranties that guarantee the performance of services under service arrangements with customers. Historically, there have been no material losses related to such guarantees. The Company has also entered into indemnification agreements with its officers, directors, and non-officer fiduciaries of our pooled employer plan retirement offering, which require the Company to defend and, if necessary, indemnify these individuals for certain pending or future claims as they relate to their services provided to the Company.

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health, medical, and workers' compensation benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of May 31, 2026.

In addition to its purchased primary insurance policies, the Company utilizes its captive insurance company to provide insurance coverage for certain risks where commercial coverage is limited, unavailable, or not economically practical. Such coverage includes employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism. The captive also supplements the Company's third-party insurance programs by funding certain deductibles, self-insured retentions, and providing excess coverage.

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

Total revenue, net income, and significant expenses used by the CODM for the purpose of allocating resources and evaluating the Company's financial performance were as follows:

	Year ended May 31,
In millions	2026	2025	2024
Total revenue	$6,512.0	$5,571.7	$5,278.3

Core business operations:
Compensation-related expenses	2,091.9	1,853.0	1,810.4
PEO direct insurance costs	563.2	520.1	471.3
Depreciation and amortization	200.6	168.8	176.5
Other segment items(1)	841.6	659.8	606.5
Non-core business operations:
Acquisition-related costs(2)	304.2	162.3	—
Cost optimization initiatives(3)	—	—	39.5
Total expenses	4,001.5	3,364.0	3,104.2
Interest expense, excluding Paycor acquisition-related costs	(269.5)	(71.4)	(37.3)
Acquisition-related costs(2)	—	(34.0)	—
Other income, net	69.9	73.6	81.2
Income before income taxes	2,310.9	2,175.9	2,218.0
Income tax expense	550.8	518.6	527.6
Net income	$1,760.1	$1,657.3	$1,690.4

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

Geographic information: Substantially all of the Company's revenue is generated within the U.S. Approximately 1% of the Company's total revenue was generated within Europe for fiscal 2026, 2025, and 2024. Long-lived assets in European countries and other foreign countries were approximately 2% and less than 1%, respectively, of total long-lived assets of the Company as of both May 31, 2026 and 2025.

Schedule II — Valuation and Qualifying Accounts

PAYCHEX, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

FOR THE YEAR ENDED MAY 31,

(In millions)

			Additions to/
	Balance as of	Additions	(deductions		Balance as
	beginning	charged to	from) other	Costs and	of end
Description	of fiscal year	expenses	accounts	deductions(1)	of fiscal year
2026
Allowance for credit losses	$26.0	$38.1	$—	$23.7	$40.4
2025
Allowance for credit losses	$21.3	$24.2	$—	$19.5	$26.0
2024
Allowance for credit losses	$20.5	$19.8	$—	$19.0	$21.3

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of May 31, 2026, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended May 31, 2026. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended May 31, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control Over Financial Reporting: The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Form 10-K.

Item 9B. Other Information

During the three months ended May 31, 2026, none of our directors or officers (as defined by Rule 16a-1 under the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows the executive officers of the Company as of May 31, 2026, and information regarding their positions and business experience.

Name	Age	Position and business experience
John B. Gibson	60

Mr. Gibson has served as President and CEO of the Company since October 2022. Prior to serving as President and CEO, Mr. Gibson was promoted to the role of President and Chief Operating Officer in December 2021, leading the daily operations of the company, including sales, service, marketing, and management. Mr. Gibson joined Paychex as Senior Vice President of Service in May 2013, bringing with him more than 20 years of experience in HR solutions, technology, and business services. Prior to Paychex, Mr. Gibson served in senior executive positions at HR outsourcing and technology companies, including Ameritech (now AT&T) and Convergys, where he served as president of the HR management division providing comprehensive global HR solutions to customers in 68 countries.

Robert L. Schrader	54

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

Mason Argiropoulos	48

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

Sipi Bhandari	55

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

Adam Ante	45

Mr. Ante joined the Company as Senior Vice President, Paycor and a member of the Executive Committee following the close of the Paychex acquisition of Paycor in April 2025. Mr. Ante had various roles at Paycor from April 2017 through the transition, most recently serving as CFO since September 2019.

Ryan Bergstrom	47

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

Name	Age	Position and business experience
Chad Parodi	54

Mr. Parodi was named Senior Vice President of HCM, PEO, and Insurance in February 2025 and is a member of the Executive Committee. He joined the Company in January 2024 as Managing Director, Insurance and PEO. Prior to joining Paychex, Mr. Parodi served as CEO of ClearStar from August 2021 to January 2024. From May 2018 to January 2021, he spent time at XMI.

Elizabeth Roaldsen	54

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

Christopher Simmons	57

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

Insider Trading Policy: The Company has adopted an insider trading policy, for all employees, designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Insiders , who include our directors, executive officers, and certain employees whose duties involve access to material non-public information, may buy and sell the Company’s stock within an open “window period”, which begins on the second business day after earnings are announced and ends two weeks prior to the end of each fiscal quarter. Insiders are prohibited from purchasing or selling the Company’s stock if they are in possession of material non-public information, even if it is within the open “window period.” The Company reserves the right to impose an “event-specific blackout period” if it deems insiders to have “insider information,” regardless if it is an open “window period” and it may do so with little or no notice. Employees subject to the “event-specific black-out period” will be notified by the Chief Financial Officer or Chief Legal Officer.

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, anticipated to be held on or about October 15, 2026, in the sections “PROPOSAL 1: ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” and “CODE OF BUSINESS ETHICS AND CONDUCT” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, anticipated to be held on or about October 15, 2026, in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED MAY 31, 2026,” and “THE COMPENSATION AND LEADERSHIP COMMITTEE REPORT” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, anticipated to be held on or about October 15, 2026, under the section “BENEFICIAL OWNERSHIP OF PAYCHEX COMMON STOCK,” and is incorporated herein by reference.

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

The following table details information on securities authorized for issuance upon the exercise of outstanding options under the Company’s equity compensation plan as of May 31, 2026:

In millions, except per share amounts	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plan approved by security holders	2.8	$93.76	11.2

(1)
Includes shares available for future issuance through equity award grants under our 2002 Plan. Refer to Note F of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, anticipated to be held on or about October 15, 2026, under the sub-headings “Board Meetings and Committees,” “Policy on Transactions with Related Persons,” and “Transactions with Related Persons” within the section “CORPORATE GOVERNANCE,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, anticipated to be held on or about October 15, 2026, under the section “PROPOSAL 3: RATIFICATION OF THE SELECTION OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

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

	(3)(a)	Restated Certificate of Incorporation, incorporated herein by reference from Exhibit 3(a) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
	(3.1)	Amended and Restated By-Laws of Paychex, Inc., as of January 19, 2023, incorporated herein by reference from Exhibit 3.1 to the Company’s Form 10-K filed with the Commission on July 11, 2025.
	(4.1)

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

	(4.3)

First Supplemental Indenture between Paychex, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, dated April 10, 2025, incorporated herein by reference from Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on April 10, 2025.

	(4.4)

Form of Global Note representing the Company’s 5.100% Senior Notes due 2030 (included in Exhibit 4.3), incorporated herein by reference from Exhibit 4.3 to the Company’s Form 8-K filed with the Commission on April 10, 2025.

	(4.5)

Form of Global Note representing the Company’s 5.350% Senior Notes due 2032 (included in Exhibit 4.3), incorporated herein by reference from Exhibit 4.4 to the Company’s Form 8-K filed with the Commission on April 10, 2025.

	(4.6)

Form of Global Note representing the Company’s 5.600% Senior Notes due 2035 (included in Exhibit 4.3), incorporated herein by reference from Exhibit 4.5 to the Company’s Form 8-K filed with the Commission on April 10, 2025.

	(4.7)	Description of Registrant’s Securities, incorporated herein by reference from Exhibit 4.3 to the Company’s Form 10-K filed with the Commission on July 24, 2019.
#	(10.1)	Paychex, Inc. 2015 Qualified Employee Stock Purchase Plan, incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 333-207594.
#	(10.2)	Paychex, Inc. Change In Control Plan, incorporated herein by reference from Exhibit 10.24 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
	(10.3)	Form of Indemnity Agreement for Directors and Officers, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 28, 2012.
#	(10.4)	Paychex, Inc. Board Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.29 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.5)	Paychex, Inc. Employee Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.30 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
	(10.6)

Note Purchase and Guarantee Agreement, dated as of January 9, 2019, by and among the Company, the Parent, and the respective purchasers thereto, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 11, 2019.

	(10.7)

2017 Credit Agreement, dated as of August 17, 2017 by and among Paychex of New York, the Company, the lender parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and others, as amended by all amendments through Amendment No. 6 dated as of January 23, 2026, incorporated

		herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 26, 2026.
	(10.8)

2019 Credit Agreement, dated as of July 31, 2019 by and among Paychex of New York, the Company, the lender parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and others, as amended by all amendments through Amendment No. 4 dated January 23, 2026, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on January 26, 2026.

	(10.9)	Form of Pooled Plan Provider Indemnification Agreement, incorporated herein by reference from Exhibit 10.1 to the Company's Form 8-K filed with the Commission on February 23, 2021.
#	(10.10)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020), incorporated herein by reference from Exhibit 10.23 to the Company's Form 10-K filed with the Commission on July 16, 2021.

#	(10.11)

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

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Non-Qualified Stock Option Award Agreement (Board), incorporated herein by reference to Exhibit 10.26 to the Company’s Form 10-K filed with the Commission on July 11, 2025.

#	(10.20)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Non-Qualified Stock Option Award Agreement (Officer), incorporated herein by reference to Exhibit 10.27 to the Company’s Form 10-K filed with the Commission on July 11, 2025.

#	(10.21)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Performance Restricted Stock Unit Award (Officer), incorporated herein by reference to Exhibit 10.28 to the Company’s Form 10-K filed with the Commission on July 11, 2025.

#	(10.22)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Performance Restricted Stock Unit Award (Officer SVP), incorporated herein by reference to Exhibit 10.29 to the Company’s Form 10-K filed with the Commission on July 11, 2025.

#	(10.23)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Restricted Stock Unit Award (Board), incorporated herein by reference to Exhibit 10.30 to the Company’s Form 10-K filed with the Commission on July 11, 2025.

#	(10.24)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Restricted Stock Unit Award (Officer), incorporated herein by reference to Exhibit 10.31 to the Company’s Form 10-K filed with the Commission on July 11, 2025.

#	(10.25)

Employment Agreement between Paychex, Inc. and Michael Gioja, dated as of July 8, 2025, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 14, 2025.

*	(19.1)	Paychex, Inc. Insider Trading Policy, as amended, effective September 25, 2025.

*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(97.1)	Policy For The Recovery Of Erroneously Awarded Compensation, incorporated herein by reference to Exhibit 97.1 to the Company’s Form 10-K filed with the Commission on July 11, 2024.
*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL Document.
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*	104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Exhibit filed or furnished with this report.
#	Management contract or compensatory plan.
+

Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 17, 2026.

PAYCHEX, INC.

By: /s/ John B. Gibson

John B. Gibson

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 17, 2026.

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

J. Michael Hansen*, Director

Pamela A. Joseph*, Director

Theresa M. Payton*, Director

Kevin A. Price*, Director

Joseph M. Tucci*, Director

Joseph M. Velli*, Director

Kara Wilson*, Director

*By: /s/ John B. Gibson
John B. Gibson, as Attorney-in-Fact