Form 10-Q
period 2026-08-31
PAYCHEX INC
filed 2026-09-24
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

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

As of August 31, 2026, 355,980,473 shares of the registrant's common stock, $0.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended
	August 31,
	2026	2025

Revenue:
Management Solutions	$1,213.1	$1,163.3
PEO and Insurance Solutions	367.6	329.1
Total service revenue	1,580.7	1,492.4
Interest on funds held for clients	49.8	47.6
Total revenue	1,630.5	1,540.0
Expenses:
Cost of service revenue	430.1	413.8
Selling, general and administrative expenses	581.2	584.3
Total expenses	1,011.3	998.1
Operating income	619.2	541.9
Interest expense	(65.1)	(68.2)
Other income, net	10.9	23.8
Income before income taxes	565.0	497.5
Income taxes	135.3	113.7
Net income	$429.7	$383.8

Other comprehensive (loss)/income, net of tax	(31.4)	28.7
Comprehensive income	$398.3	$412.5

Basic earnings per share	$1.21	$1.07
Diluted earnings per share	$1.21	$1.06
Weighted-average common shares outstanding	355.8	360.1
Weighted-average common shares outstanding, assuming dilution	356.6	361.9

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	August 31,	May 31,
	2026	2026
Assets
Cash and cash equivalents	$600.9	$1,088.2
Restricted cash	55.0	52.8
Corporate investments	333.3	36.3
Interest receivable	39.2	36.1
Accounts receivable, net of allowance for credit losses	1,615.9	1,507.6
PEO unbilled receivables, net of advance collections	680.2	664.2
Prepaid income taxes	11.5	11.2
Prepaid expenses and other current assets	409.2	384.7
Current assets before funds held for clients	3,745.2	3,781.1
Funds held for clients	4,348.4	4,832.2
Total current assets	8,093.6	8,613.3
Property and equipment, net of accumulated depreciation	614.6	588.9
Operating lease right-of-use assets, net of accumulated amortization	75.8	63.9
Intangible assets, net of accumulated amortization	1,626.2	1,684.0
Goodwill	4,534.1	4,527.4
Long-term deferred costs	571.0	555.8
Other long-term assets	145.4	141.2
Total assets	$15,660.7	$16,174.5
Liabilities
Accounts payable	$141.4	$154.8
Accrued corporate compensation and related items	132.5	162.1
Accrued worksite employee compensation and related items	824.7	844.8
Accrued income taxes	81.1	87.8
Deferred revenue	70.8	69.4
Other current liabilities	648.8	637.1
Current liabilities before client fund obligations	1,899.3	1,956.0
Client fund obligations	4,440.7	4,884.6
Total current liabilities	6,340.0	6,840.6
Accrued income taxes	145.5	140.5
Deferred income taxes	537.6	543.3
Long-term borrowings, net of debt issuance costs	4,558.0	4,556.1
Operating lease liabilities	62.9	52.2
Other long-term liabilities	311.2	306.7
Total liabilities	11,955.2	12,439.4
Commitments and contingencies — Note H
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 356.0 shares as of August 31, 2026 and 355.6 shares as of May 31, 2026	3.6	3.6
Additional paid-in capital	1,994.8	1,975.6
Retained earnings	1,788.4	1,805.8
Accumulated other comprehensive loss	(81.3)	(49.9)
Total stockholders' equity	3,705.5	3,735.1
Total liabilities and stockholders' equity	$15,660.7	$16,174.5

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the three months ended August 31, 2026
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized (loss)/gain on AFS securities	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of May 31, 2026	355.6	$3.6	$1,975.6	$1,805.8	$(37.8)	$(12.1)	$(49.9)	$3,735.1
Net income	—	—	—	429.7	—	—	—	429.7
Unrealized losses on securities, net of $9.7 million in tax benefit	—	—	—	—	(30.3)	—	(30.3)	(30.3)
Reclassification adjustment for realized gains on securities, net of $0.0 million in tax expense (1)	—	—	—	—	(0.0)	—	(0.0)	(0.0)
Cash dividends declared ($1.19 per share)	—	—	—	(423.6)	—	—	—	(423.6)
Repurchases of common shares (2)	—	—	—	—	—	—	—	—
Stock-based compensation costs	—	—	19.3	—	—	—	—	19.3
Foreign currency translation adjustment	—	—	—	—	—	(1.1)	(1.1)	(1.1)
Activity related to equity-based plans	0.4	0.0	(0.1)	(23.5)	—	—	—	(23.6)
Balance as of August 31, 2026	356.0	$3.6	$1,994.8	$1,788.4	$(68.1)	$(13.2)	$(81.3)	$3,705.5

	For the three months ended August 31, 2025
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of May 31, 2025	360.5	$3.6	$1,901.1	$2,277.0	$(38.5)	$(15.2)	$(53.7)	$4,128.0
Net income	—	—	—	383.8	—	—	—	383.8
Unrealized gains on securities, net of $8.4 million in tax expense	—	—	—	—	24.3	—	24.3	24.3
Reclassification adjustment for realized losses on securities to earnings, net of $0.0 million in tax benefit (1)	—	—	—	—	0.0	—	0.0	0.0
Cash dividends declared ($1.08 per share)	—	—	—	(389.0)	—	—	—	(389.0)
Repurchases of common shares(2)	(1.1)	(0.0)	(5.3)	(154.8)	—	—	—	(160.1)
Stock-based compensation costs	—	—	26.8	—	—	—	—	26.8
Foreign currency translation adjustment	—	—	—	—	—	4.4	4.4	4.4
Activity related to equity-based plans	0.5	0.0	(0.8)	(46.8)	—	—	—	(47.6)
Balance as of August 31, 2025	359.9	$3.6	$1,921.8	$2,070.2	$(14.2)	$(10.8)	$(25.0)	$3,970.6

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

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the three months ended
	August 31,
	2026	2025
Operating activities
Net income	$429.7	$383.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109.8	109.3
Amortization of premiums and discounts on AFS securities and long-term debt, net	(2.2)	(2.1)
Amortization of deferred contract costs	66.0	60.4
Stock-based compensation costs	19.3	26.8
Provision on deferred income taxes	9.3	66.0
Provision for credit losses	8.6	7.7
Net realized (gains)/losses on sales of AFS securities	(0.0)	0.0
Changes in operating assets and liabilities:
Interest receivable	(3.1)	(6.1)
Accounts receivable and PEO unbilled receivables, net	(73.3)	(18.9)
Prepaid expenses and other current assets	(19.8)	29.5
Accounts payable and other current liabilities	(56.7)	124.9
Deferred costs	(86.1)	(68.5)
Net change in other long-term assets and liabilities	12.0	6.3
Net change in operating lease right-of-use assets and liabilities	(0.0)	(0.7)
Net cash provided by operating activities	413.5	718.4
Investing activities
Purchases of AFS securities	(5,072.2)	(3,731.9)
Proceeds from sales and maturities of AFS securities	4,880.7	2,547.3
Net purchases of short-term accounts receivable	(63.2)	(47.0)
Purchases of property and equipment	(56.1)	(55.9)
Acquisition of businesses, net of cash acquired	(18.1)	(0.2)
Purchases of other assets, net	(6.9)	(15.0)
Net cash used in investing activities	(335.8)	(1,302.7)
Financing activities
Net change in client fund obligations	(443.9)	81.4
Dividends paid	(424.1)	(389.1)
Repurchases of common shares	—	(160.1)
Contingent consideration paid for acquisitions	(15.0)	—
Activity related to equity-based plans	(23.6)	(47.6)
Net cash used in financing activities	(906.6)	(515.4)
Net change in cash, restricted cash, and equivalents	(828.9)	(1,099.7)
Cash, restricted cash, and equivalents, beginning of period	1,484.8	2,734.3
Cash, restricted cash, and equivalents, end of period	$655.9	$1,634.6

Reconciliation of cash, restricted cash, and equivalents

Cash and cash equivalents	$600.9	$809.0
Restricted cash	55.0	50.4
Restricted cash and restricted cash equivalents included in funds held for clients	—	775.2
Total cash, restricted cash, and equivalents	$655.9	$1,634.6

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2026

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the "Company" or "Paychex") is an industry-leading human capital management ("HCM") company delivering a full suite of technology and advisory solutions in human resources ("HR"), employee benefit solutions, insurance and payroll for customers and their employees in the United States ("U.S.") and parts of Europe. The Company also has operations in Canada, India, and Israel. Paychex, a Delaware corporation formed in 1979, reports as one segment. Refer to Note J Segment Reporting for additional information on the Company's segment results.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to the Quarterly Report on Form 10-Q ("Form 10-Q") and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company's Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended May 31, 2026 ("fiscal 2026"). Operating results and cash flows for the three months ended August 31, 2026 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2027 ("fiscal 2027").

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use to secure commitments for certain workers' compensation insurance policies.

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses as follows:

	August 31,	May 31,
In millions	2026	2026
Trade receivables	$289.6	$238.5
Purchased receivables	1,369.1	1,309.5
Total accounts receivable, gross	1,658.7	1,548.0
Less: Allowance for credit losses	42.8	40.4
Accounts receivable, net of allowance for credit losses	$1,615.9	$1,507.6

Trade receivables are for services provided to customers in the normal course of business and purchased receivables are acquired from the Company's customers under non-recourse arrangements.

The Company is exposed to credit losses through the sale of its solutions and support services, payment of customer obligations, and collection of purchased receivables. To mitigate this credit risk, the Company has multiple programs in place to assess and continuously monitor each customer's ability to pay for these solutions and support services. Credit monitoring programs include, but are not limited to, new customer credit reviews, establishing appropriate credit limits, monitoring of credit-distressed customers, and early electronic wire and collection procedures. The Company also considers contract terms and conditions, customer business type or strategy and may require collateralized asset support or prepayment to mitigate credit risk.

Accounts receivable are written off and charged against the allowance for credit losses when the Company has exhausted all collection efforts without success. The Company estimates its allowance for credit losses based on historical loss activity adjusted for current economic conditions, when applicable.

Activity in the allowance for credit losses related to accounts receivables is as follows:

	Three months ended August 31,
In millions	2026	2025
Balance, beginning of period	$40.4	$26.0
Provision for credit losses	8.6	7.7
Write-offs and recoveries	(6.2)	(9.3)
Balance, end of period	$42.8	$24.4

No single customer had a material impact on total accounts receivable as of August 31, 2026 and May 31, 2026. No single customer had a material impact on service revenue or results of operations for the three months ended August 31, 2026 and August 31, 2025.

Professional Employer Organization ("PEO") unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company's Consolidated Balance Sheets. As of August 31, 2026 and May 31, 2026, advance collections were $3.1 million and $1.1 million, respectively.

PEO insurance reserves: As part of its PEO solution, the Company offers workers' compensation insurance and health insurance coverage to customers for the benefit of customer employees. Workers' compensation insurance is primarily provided under fully insured high-deductible workers' compensation insurance policies. Workers' compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling these claims. For fiscal 2027, the Company has a maximum individual claims liability of $1.0 million. For fiscal 2026, the Company has an aggregate maximum liability of $1.0 million for claims exceeding $1.0 million, and once met, the maximum individual claims liability is $1.0 million.

As of August 31, 2026 and May 31, 2026, the Company had recorded current liabilities of $88.8 million and $80.7 million, respectively, and long-term liabilities of $160.5 million and $157.0 million, respectively, on its Consolidated Balance Sheets for workers' compensation insurance reserves. The amounts were recorded in other current liabilities and other long-term liabilities sections, respectively, of the Consolidated Balance Sheets.

With respect to PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where the Company retains risk. A reserve for insurance arrangements where the Company retains risk is established to provide for the payment of claims in accordance with the Company's service contract with the carrier. The claims reserve includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company's maximum individual claims liability was $0.5 million under its policies during both fiscal 2027 and fiscal 2026. Amounts accrued related to the medical, dental, vision, life insurance, and disability plan reserves were $67.0 million and $64.3 million as of August 31, 2026 and May 31, 2026, respectively. These amounts are included in other current liabilities on the Consolidated Balance Sheets.

In establishing the PEO workers' compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle claims. Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and accepted actuarial methods and assumptions. These reserves are subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers' compensation insurance where those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could be significant, reflecting any combination of new and adverse or favorable trends. Adjustments to previously established reserves were not material for the three months ended August 31, 2026 or 2025.

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the "Board") consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $19.3 million for the three months ended August 31, 2026, compared with $26.8 million for the three months ended August 31, 2025.

Recently adopted accounting pronouncements: In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-05 "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. The practical expedient permits an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset. This ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. The transition method is prospective. The Company adopted this guidance in its fiscal year beginning June 1, 2026, and elected the practical expedient. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Recently issued accounting pronouncements: In November 2024, the FASB issued ASU No. 2024-03 "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." ASU No. 2024-03 as amended by subsequent ASUs on the topic requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. This ASU is applicable to the Company's Annual Report on Form 10-K for the fiscal year ending May 31, 2028, and subsequent interim periods, with early application permitted. The requirements of this ASU are disclosure-related and will not have an impact on the Company's financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

In September 2025, the FASB issued ASU No. 2025-06 "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." This ASU updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. This ASU is applicable to the Company's fiscal year beginning June 1, 2028, with early application permitted. The transition method may be prospective, modified, or retrospective. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In November 2025, the FASB issued ASU No. 2025-08 "Financial Instruments – Credit Losses (Topic 326): Purchased Loans." This ASU expands the population of acquired financial assets subject to the gross-up approach under Topic 326 whereby loans purchased without credit deterioration and deemed seasoned are recognized at their purchase price plus an allowance for expected credit losses. Purchased seasoned loans include all loans that are acquired in a business combination and loans acquired in an asset acquisition if purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. This ASU is applicable to the Company's fiscal year beginning June 1, 2027, with early application permitted. The transition method is prospective. The Company does not currently purchase financial assets within the scope of the ASU. Accordingly, the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

Note B: Service Revenue

Service revenue is primarily attributable to fees for providing services to the Company's customers and is recognized when control of the contracted services is transferred to its customers, in an amount that reflects the consideration it expects to receive in exchange for such services. Insurance Solutions revenue is commissions earned on premiums collected and remitted to insurance carriers. The Company's contracts generally do not contain specified contract periods and may be terminated by either party with 30 days notice of termination. Sales and other applicable non-payroll related taxes are excluded from service revenue.

Based upon similar operational and economic characteristics, the Company's service revenue is disaggregated by Management Solutions and PEO and Insurance Solutions as reported in the Company's Consolidated Statements of Income and Comprehensive Income. The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

Management Solutions Revenue

Management Solutions revenue is primarily derived from the Company's integrated HCM and HR outsourcing solutions. Customers can select services on an á la carte basis or as part of various solution bundles. The Company's offerings often leverage the information gathered in its base payroll processing service, allowing it to provide comprehensive outsourcing services covering the HCM spectrum. Management Solutions revenue is generally recognized over time as services are performed and the customer simultaneously receives and controls the benefits from these services.

Revenue earned from delivery service for the distribution of certain customer payroll checks and reports is also included in Management Solutions revenue in the Company's Consolidated Statements of Income and Comprehensive Income. Delivery service revenue is recognized at a point in time following the delivery of payroll checks, reports, quarter-end packages, and tax returns to the Company's customers.

PEO and Insurance Solutions Revenue

PEO Solutions are sold through the Company's registered and licensed subsidiaries and offer businesses HCM and HR outsourcing solutions. The Company serves as a co-employer of its customers' employees, offers health and benefit insurance coverage to customer employees, and assumes the risks and rewards of workers' compensation insurance and certain health insurance offerings. PEO Solutions revenue is recognized over time as the services are performed and the customer simultaneously receives and controls the benefits from these services. PEO Solutions revenue is reported net of certain pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and health insurance premiums on guaranteed cost benefit plans. For workers' compensation and health insurance plans where the Company retains risk, revenues and costs are recorded on a gross basis.

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	For the three months ended
	August 31,
In millions	2026	2025
Payroll wages and payroll taxes	$8,713.5	$7,356.1
State unemployment insurance (included in payroll wages and payroll taxes)	$27.7	$23.7
Guaranteed cost benefit plans	$214.4	$175.5

Insurance Solutions are sold through the Company's licensed insurance agency, Paychex Insurance Agency, Inc., which provides insurance through a variety of carriers, allowing companies to expand their employee benefit offerings at an affordable cost. Insurance offerings include property and casualty coverage such as workers' compensation, business-owner policies, commercial auto, cybersecurity, and health and benefits coverage, including medical, dental, vision, life insurance, and disability plans. Insurance Solutions revenue reflects commissions earned on remitted insurance services premiums billed and is recognized over time as services are performed and the customer simultaneously receives and controls the benefits from these services.

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

Changes in deferred revenue related to material rights that exceed one year were as follows:

	For the three months ended
	August 31,
In millions	2026	2025
Balance, beginning of period	$91.4	$92.4
Deferral of revenue	12.8	12.1
Recognition of unearned revenue	(13.4)	(14.5)
Balance, end of period	$90.8	$90.0

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company's Consolidated Balance Sheets. As of August 31, 2026, the Company expects to recognize deferred revenue related to these material rights for the remainder of fiscal 2027 and subsequent fiscal years as follows:

In millions	Estimated
Year ending May 31,	recognition of unearned revenue
2027	$35.7
2028	32.4
Thereafter	22.7
Total recognition of unearned revenue	$90.8

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

Deferred costs to obtain and fulfill contracts are reported in the prepaid expenses and other current assets and long-term deferred costs line items on the Company's Consolidated Balance Sheets. Amortization expense related to costs to obtain and fulfill a contract is included in cost of service revenue and selling, general and administrative expenses in the Company's Consolidated Statements of Income and Comprehensive Income and recognized over the expected economic benefit period.

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the three months ended August 31, 2026 or August 31, 2025.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended
	August 31,
In millions	2026	2025
Balance, beginning of period	$653.4	$609.0
Capitalization of costs	64.2	48.9
Amortization	(55.9)	(52.8)
Balance, end of period	$661.7	$605.1

Costs to fulfill contracts:
	For the three months ended
	August 31,
In millions	2026	2025
Balance, beginning of period	$135.9	$87.0
Capitalization of costs	21.9	19.6
Amortization	(10.1)	(7.6)
Balance, end of period	$147.7	$99.0

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended
	August 31,
In millions, except per share amounts	2026	2025
Basic earnings per share:
Net income	$429.7	$383.8
Weighted-average common shares outstanding	355.8	360.1
Basic earnings per share	$1.21	$1.07
Diluted earnings per share:
Net income	$429.7	$383.8
Weighted-average common shares outstanding	355.8	360.1
Dilutive effect of common share equivalents	0.8	1.8
Weighted-average common shares outstanding, assuming dilution	356.6	361.9
Diluted earnings per share	$1.21	$1.06
Weighted-average anti-dilutive common share equivalents	2.1	0.2

Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D: Other Income, Net

Other income, net, consisted of the following items:

	For the three months ended
	August 31,
In millions	2026	2025
Interest income on corporate investments	$10.2	$18.7
Other	0.7	5.1
Other income, net	$10.9	$23.8

Note E: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments were as follows:

	August 31, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$—	$—	$—	$—
AFS securities:
Asset-backed securities	87.0	0.2	(0.3)	86.9
Corporate bonds	2,381.9	1.3	(43.6)	2,339.6
Municipal bonds	830.9	0.2	(20.0)	811.1
U.S. government agency and treasury securities	1,232.4	0.1	(30.3)	1,202.2
Variable rate demand notes	204.3	—	—	204.3
Total AFS securities	4,736.5	1.8	(94.2)	4,644.1
Other	34.0	4.3	(0.7)	37.6
Total funds held for clients and corporate investments	$4,770.5	$6.1	$(94.9)	$4,681.7

	May 31, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$343.8	$—	$—	$343.8
AFS securities:
Asset-backed securities	106.5	0.4	(0.1)	106.8
Corporate bonds	2,349.9	5.5	(18.8)	2,336.6
Municipal bonds	851.9	0.4	(21.1)	831.2
U.S. government agency and treasury securities	1,232.6	1.0	(19.8)	1,213.8
Total AFS securities	4,540.9	7.3	(59.8)	4,488.4
Other	32.3	4.6	(0.6)	36.3
Total funds held for clients and corporate investments	$4,917.0	$11.9	$(60.4)	$4,868.5

Included in asset-backed securities as of August 31, 2026 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through August 31, 2026.

Included in corporate bonds as of August 31, 2026 were investment-grade securities covering a wide range of issuers, industries, and sectors and primarily carry credit ratings of A or better and have maturities ranging from September 1, 2026 through April 17, 2036.

Included in municipal bonds as of August 31, 2026 were general obligation bonds and revenue bonds that primarily carry credit ratings of AA or better and have maturities ranging from September 1, 2026 through May 1, 2033.

A substantial portion of the Company's portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets is as follows:

	August 31,	May 31,
In millions	2026	2026
Funds held for clients	$4,348.4	$4,832.2
Corporate investments	333.3	36.3
Total funds held for clients and corporate investments	$4,681.7	$4,868.5

Funds held for clients' money market securities and other restricted cash equivalents is collected from clients before due dates for payroll tax administration services and employee payment services and is invested until remitted to the applicable tax or regulatory agencies or client employees. Based upon the Company's intent and its contractual obligation to clients, these funds are considered restricted until they are remitted to fund these client obligations.

The Company's AFS securities reflected net unrealized losses of $92.4 million as of August 31, 2026 and net unrealized losses of $52.5 million as of May 31, 2026. Included in net unrealized losses as of August 31, 2026 and May 31, 2026, were 821 and 664 AFS securities, respectively, in an unrealized loss position, representing approximately 77% and 60% of the total securities held, respectively.

AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	August 31, 2026
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.3)	$29.8	$—	$—	$(0.3)	$29.8
Corporate bonds	(41.4)	1,748.9	(2.2)	102.3	(43.6)	1,851.2
Municipal bonds	(2.2)	135.2	(17.8)	637.6	(20.0)	772.8
U.S. government agency and treasury securities	(23.6)	851.7	(6.7)	302.7	(30.3)	1,154.4
Total	$(67.5)	$2,765.6	$(26.7)	$1,042.6	$(94.2)	$3,808.2

	May 31, 2026
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.1)	$21.7	$—	$—	$(0.1)	$21.7
Corporate bonds	(16.3)	1,148.8	(2.5)	128.0	(18.8)	1,276.8
Municipal bonds	(1.7)	69.0	(19.4)	713.2	(21.1)	782.2
U.S. government agency and treasury securities	(13.4)	610.7	(6.4)	337.3	(19.8)	948.0
Total	$(31.5)	$1,850.2	$(28.3)	$1,178.5	$(59.8)	$3,028.7

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of August 31, 2026 that had gross unrealized losses of $94.2 million were not impaired due to credit risk or other valuation concerns, and the Company was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of August 31, 2026 and as of May 31, 2026 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company's strategies or assumptions related to any particular investment.

Realized gains and losses on the sale of AFS securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from the funds held for clients portfolio and corporate investments portfolio are included in interest on funds held for clients and other income, net, respectively.

Realized gains and losses from the sale of AFS securities were as follows:

	For the three months ended
	August 31,
In millions	2026	2025
Gross realized gains	$0.0	$0.0
Gross realized losses	(0.0)	(0.0)
Net realized gains/(losses)	$0.0	$(0.0)

The amortized cost and fair value of AFS securities that had stated maturities as of August 31, 2026 are shown below by expected maturity.

	August 31, 2026
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$1,090.9	$1,082.0
Due after one year through three years	1,174.1	1,157.2
Due after three years through five years	614.2	601.8
Due after five years	1,857.3	1,803.1
Total	$4,736.5	$4,644.1

Variable rate demand notes ("VRDNs") are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	August 31, 2026
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$—	$—	$—	$—
Total restricted and unrestricted cash equivalents	$—	$—	$—	$—
AFS securities:
Asset-backed securities	$86.9	$—	$86.9	$—
Corporate bonds	2,339.6	—	2,339.6	—
Municipal bonds	811.1	—	811.1	—
U.S. government agency and treasury securities	1,202.2	—	1,202.2	—
VRDNs	204.3	—	204.3	—
Total AFS securities	$4,644.1	$—	$4,644.1	$—
Other	$37.6	$37.6	$—	$—
Liabilities:
Other long-term liabilities	$37.6	$37.6	$—	$—

	May 31, 2026
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$25.3	$25.3	$—	$—
Total restricted and unrestricted cash equivalents	$25.3	$25.3	$—	$—
AFS securities:
Asset-backed securities	$106.8	$—	$106.8	$—
Corporate bonds	2,336.6	—	2,336.6	—
Municipal bonds	831.2	—	831.2	—
U.S. government agency and treasury securities	1,213.8	—	1,213.8	—
Total AFS securities	$4,488.4	$—	$4,488.4	$—
Other	$36.3	$36.3	$—	$—
Liabilities:
Other long-term liabilities	$36.3	$36.3	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are considered Level 1 investments as they are valued based on quoted market prices in active markets. Cash equivalents, when held by the Company, also include commercial paper, corporate bonds, municipal bonds, and U.S. government agency and treasury securities with original maturities of 90 days or less which are considered Level 2 investments as they are valued based on similar, but not identical, instruments in active markets. AFS securities, including asset-backed securities, corporate bonds, municipal bonds, U.S. government agency securities, and VRDNs, when held by the Company, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company's Level 2 AFS securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

Assets included as other are mutual fund investments, consisting of participants' eligible deferral contributions under the Company's non-qualified and unfunded deferred compensation plans. The related liability is reported as other long-term liabilities. The mutual funds are considered Level 1 investments as they are valued based on quoted market prices in active markets.

The Company's long-term borrowings are accounted for on a historical cost basis. The amortized cost and fair value of these borrowings were as follows:

	August 31, 2026		May 31, 2026
	Amortized	Fair	Amortized	Fair
In millions	cost	value	cost	value
Senior Notes, Series B	$399.5	$394.3	$399.5	$397.4
5-Year Fixed Rate Bonds	1,488.7	1,489.3	1,487.9	1,504.9
7-Year Fixed Rate Bonds	1,485.8	1,485.4	1,485.2	1,504.3
10-Year Fixed Rate Bonds	1,184.0	1,175.5	1,183.5	1,194.2
Total long-term borrowings, net of debt issuance costs	$4,558.0	$4,544.5	$4,556.1	$4,600.8

The Company’s Senior Notes, Series B borrowings are not traded in active markets. As a result, the fair value of the Senior Notes was estimated using a market approach employing Level 2 valuation inputs, including borrowing rates the Company believes are currently available based on loans with similar terms and maturities.

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

Note G: Supplemental Information

Property and equipment, net of accumulated depreciation: Depreciation expense was $39.1 million for the three months ended August 31, 2026 compared to $34.5 million for the three months ended August 31, 2025.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $70.7 million for the three months ended August 31, 2026 compared to $74.8 million for the three months ended August 31, 2025. During the three months ended August 31, 2026, goodwill was impacted by an immaterial acquisition and immaterial foreign currency translation. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the three months ended August 31, 2026 or August 31, 2025.

Short-term financing: The Company had no outstanding short-term borrowings as of August 31, 2026 or May 31, 2026. The unused amount available under these credit facilities as of August 31, 2026 was approximately $2.0 billion.

Effective January 23, 2026, the Company entered into amendments of its $750.0 million, five-year, unsecured, revolving credit facility ("the 2017 Credit Facility") and its $1.0 billion, five-year, unsecured, revolving credit facility ("the 2019 Credit Facility") with a syndicate of lenders for which JPMorgan Chase Bank, N.A. ("JPM") acts as administrative agent. The amendments to these credit facilities, among other things, increase the aggregate amount of principal available under the 2017 Credit Facility from $750 million to $1.0 billion, extend the maturity date for the 2017 Credit Facility from September 17, 2026 to January 23, 2031, and amend certain interest provisions and covenants under both credit facilities. In connection with these amendments, Paychex terminated its three-year, $250 million, unsecured, revolving credit facility for which PNC Bank, N.A. ("PNC") acted as administrative agent. As of the date of its termination, there were no outstanding loans under the PNC credit facility.

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of August 31, 2026.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $173.0 million and $176.5 million as of August 31, 2026 and May 31, 2026, respectively, primarily to secure commitments for certain insurance policies. The letters of credit expire at various dates between September 01, 2026 and December 24, 2027. No amounts were outstanding on these letters of credit as of, or during the three months ended August 31, 2026 and August 31, 2025, or as of May 31, 2026.

Long-term debt: There were no material changes to the Company's long-term debt agreements or balances during the three months ended August 31, 2026. The Company's long-term debt agreements and Corporate Bonds contain customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of August 31, 2026.

During fiscal 2026, the Company repaid its long-term private placement debt Senior Notes, Series A for $400.0 million, which matured on March 13, 2026.

Note H: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under existing workers’ compensation insurance agreements and other legally binding contractual arrangements. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase capital assets of approximately $9.7 million as of August 31, 2026 and $13.5 million as of May 31, 2026.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health benefit plans, including medical, dental, vision, life insurance, and disability plans. We also self-insure the deductible portion of certain PEO workers' compensation benefit plans. The Company's estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of August 31, 2026. Refer to Note A Description of Business, Basis of Presentation, and Significant Accounting Policies for additional information regarding the Company's estimated loss exposure under these PEO workers' compensation benefit plans.

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

The Company's management currently believes that resolution of any outstanding legal matters will not have a material adverse effect on the Company's financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company's financial position or results of operations in the period in which any such effect is recorded.

Note I: Income Taxes

The Company's effective income tax rate was 24.0% for the three months ended August 31, 2026, compared to 22.9% for the three months ended August 31, 2025. Both periods were impacted by the recognition of discrete tax impacts related to employee stock-based compensation payments.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted into law. The most significant provisions applicable to the Company relate to accelerated tax deductions for qualified property and research expenditures. As a result, the Company's deferred tax liabilities were impacted in fiscal 2026 by the deductibility of previously capitalized research expenditures and accelerated tax depreciation. The Act did not have a material impact on the Company's effective tax rate.

Note J: Segment Reporting

Total revenue, net income, and significant expenses used by the chief operating decision maker for the purpose of allocating resources and evaluating the Company's financial performance were as follows:

	For the three months ended
	August 31,
In millions	2026	2025
Total revenue	$1,630.5	$1,540.0

Core business operations:
Compensation-related expenses	526.8	530.0
PEO direct insurance costs	152.9	138.6
Depreciation and amortization	52.9	48.2
Other segment items(1)	213.2	196.5
Non-core business operations:
Acquisition-related costs(2)	65.5	84.8
Total expenses	1,011.3	998.1
Interest expense	(65.1)	(68.2)
Other income, net	10.9	23.8
Income before income taxes	565.0	497.5
Income tax expense	135.3	113.7
Net income	$429.7	$383.8

(1)
Other segment items include expenses related to professional services, marketing and advertising, technology and general overhead.
(2)
Acquisition-related costs included in total expenses include the amortization of intangibles acquired in the acquisition of Paycor HCM, Inc. ("Paycor"), compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance, and retention bonuses, and other acquisition-related costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries ("Paychex," the "Company," "we," "our," or "us") for the three months ended August 31, 2026 (the "first quarter"), the respective prior year period ended August 31, 2025 (the "prior year period"), and our financial condition as of August 31, 2026. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2026 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q ("Form 10-Q"). This review should also be read in conjunction with our Annual Report on Form 10-K ("Form 10-K") for the year ended May 31, 2026 ("fiscal 2026"). Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included under the next sub-heading, "Cautionary Note Regarding Forward-Looking Statements."

Cautionary Note Regarding Forward-Looking Statements

Certain written and oral statements made by management of Paychex may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the United States ("U.S.") Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as "aim," "expect," "estimate," "intend," "outlook," "will," "would," "projections," "strategy," "mission," "anticipate," "believe," "can," "continue," "could," "design," "future," "may," "opportunities," "plan," "possible," "potential," "purpose," "should," "view," "see," and other similar words or phrases. Forward-looking statements include, without limitation, all matters that are not historical facts. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, and similar projections.

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
•
the possibility that we may be exposed to additional risks related to our co-employment relationship with our professional employer organization ("PEO") business;
•
changes in health insurance and workers' compensation insurance rates and underlying claim trends;
•
risks related to acquisitions and the integration and performance of the businesses we acquire;
•
our customers' failure to reimburse us for payments made by us on their behalf;
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

Any of these factors, as well as such other factors as discussed in our Form 10-K for fiscal 2026 and in our periodic filings with the Securities and Exchange Commission (the "SEC"), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-Q is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing this Form 10-Q with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Our investor presentation regarding the financial results for the first quarter is available and accessible on our Paychex Investor Relations portal at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-Q. We intend to make future investor presentations available exclusively on our Paychex Investor Relations portal.

Overview

We are an industry-leading human capital management ("HCM") company providing comprehensive technology and advisory solutions in human resources ("HR"), employee benefits, insurance, and payroll across the U.S. and parts of Europe.

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

Our offerings are disaggregated into two categories, (1) Management Solutions and (2) PEO and Insurance Solutions, as discussed under the heading "Our Solutions" in Part I, Item 1 of our Form 10-K for fiscal 2026.

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

By closely monitoring client needs and challenges, we proactively assist our clients in navigating legislative changes and other employment complexities. Our unique blend of innovative technology and extensive HR expertise enables clients to more effectively hire, develop, and retain top talent in this tight labor market. Ongoing investments in our platforms have equipped us well to meet current business demands and regulatory compliance, resulting in high levels of client satisfaction and retention.

First Quarter Business Highlights

Highlights compared to the prior year period are as follows:

	For the three months ended
	August 31,
In millions, except per share amounts	2026	2025	Change(2)
Total service revenue	$1,580.7	$1,492.4	6%
Total revenue	$1,630.5	$1,540.0	6%
Operating income	$619.2	$541.9	14%
Adjusted operating income(1)	$684.7	$626.7	9%
Net income	$429.7	$383.8	12%
Adjusted net income(1)	$479.2	$440.8	9%
Diluted earnings per share	$1.21	$1.06	14%
Adjusted diluted earnings per share(1)	$1.34	$1.22	10%
Dividends paid to stockholders	$424.1	$389.1	9%

(1)
Adjusted operating income, adjusted net income, and adjusted diluted earnings per share are not U.S. generally accepted accounting principle ("GAAP") measures. Refer to the "Non-GAAP Financial Measures" section of this Item 2 for a discussion of non-GAAP measures and a reconciliation to the U.S. GAAP measures of operating income, net income, and diluted earnings per share.
(2)
Percentage changes are calculated based on unrounded numbers.

For further analysis of our results of operations for the first quarter and prior year period, and our financial position as of August 31, 2026, refer to the tables and analysis in the "Results of Operations" and "Liquidity and Capital Resources" sections of this Item 2.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended
	August 31,
In millions, except per share amounts	2026	2025	Change(1)
Revenue:
Management Solutions	$1,213.1	$1,163.3	4%
PEO and Insurance Solutions	367.6	329.1	12%
Total service revenue	1,580.7	1,492.4	6%
Interest on funds held for clients	49.8	47.6	5%
Total revenue	1,630.5	1,540.0	6%
Total expenses	1,011.3	998.1	1%
Operating income	619.2	541.9	14%
Interest expense	(65.1)	(68.2)	(5)%
Other income, net	10.9	23.8	(54)%
Income before income taxes	565.0	497.5	14%
Income taxes	135.3	113.7	19%
Effective income tax rate	24.0%	22.9%
Net income	$429.7	$383.8	12%
Diluted earnings per share	$1.21	$1.06	14%

(1) Percentage changes are calculated based on unrounded numbers.

Total revenue increased to $1.6 billion for the first quarter, reflecting an increase of 6% over the prior year period. The changes in revenue as compared to the prior year period were primarily driven by the following factors:

•
Management Solutions revenue: $1.2 billion for the first quarter, reflecting an increase of 4%.
o
Higher revenue per client resulting from price realization and product penetration.

•
PEO and Insurance Solutions revenue: $367.6 million for the first quarter, reflecting an increase of 12%.
o
Growth in the average number of PEO worksite employees ("WSEs"); and
o
Higher PEO insurance volumes.

•
Interest on funds held for clients: $49.8 million for the first quarter, reflecting an increase of 5%.
o
Higher average interest rates.

We invest in highly liquid, investment-grade fixed income securities. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios were as follows:

	For the three months ended
	August 31,
$ in millions	2026	2025	Change(1)
Average investment balances:
Funds held for clients	$5,401.6	$5,400.0	0%
Corporate cash equivalents and investments	1,240.9	1,776.9	(30)%
Total	$6,642.5	$7,176.9	(7)%
Average interest rates earned (exclusive of net realized (losses)/gains):
Funds held for clients	3.7%	3.5%
Corporate cash equivalents and investments	3.3%	4.2%
Combined funds held for clients and corporate cash equivalents and investments	3.6%	3.7%

Total net realized gains/(losses)	$0.0	$(0.0)

(1) Percentage changes are calculated based on unrounded numbers.

	August 31,	May 31,
$ in millions	2026	2026
Net unrealized gains/(losses) on available for sale ("AFS") securities (1)	$(92.4)	$(52.5)
Federal Funds rate (2)	3.75%	3.75%
Total fair value of AFS securities	$4,644.1	$4,488.4
Weighted-average duration of AFS securities in years (3)	3.1	3.1
Weighted-average yield-to-maturity of AFS securities (3)	3.8%	3.7%

(1) The net unrealized loss on our investment portfolio was approximately $151.2 million as of September 23, 2026. Refer to Note E in the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 and the "Market Risk Factors" caption contained in Item 2 of this Form 10-Q for more information regarding AFS securities held in an unrealized loss position.

(2) The Federal Funds rate was in the range of 3.50% to 3.75% as of August 31, 2026 and 3.50% to 3.75% as of May 31, 2026. Effective September 17, 2026, the Federal Reserve increased the Federal Funds rate to a range of 3.75% to 4.00%.

(3) These items exclude the impact of variable rate demand notes ("VRDNs") as they are tied to short-term interest rates.

Total expenses: Total expenses, which include the combined cost of service revenue and selling, general and administrative expenses, were relatively unchanged at $1.0 billion for the first quarter. The following table summarizes the components of total expenses:

	For the three months ended
	August 31,
In millions	2026	2025	Change(1)
Core business operations:
Compensation-related expenses	$526.8	$530.0	(1)%
PEO direct insurance costs	152.9	138.6	10%
Depreciation and amortization	52.9	48.2	10%
Other expenses	213.2	196.5	8%
Non-core business operations:
Acquisition-related costs	65.5	84.8	(23)%
Total expenses	$1,011.3	$998.1	1%

(1) Percentage changes are calculated based on unrounded numbers.

The changes in total expenses compared with the prior year period were primarily driven by the following factors:

•
PEO direct insurance costs:
o
Growth in average worksite employees; and
o
Increase in PEO insurance volumes.
•
Depreciation and amortization:
o
Higher property and equipment balances, including an increase in the development and enhancement of our client-facing internal-use software.
•
Other expenses:
o
Higher technology and selling investments; and
o
General cost increases to support business growth.
•
Acquisition-related costs:
o
Acquisition-related costs were primarily associated with the April 2025 acquisition of Paycor and include the amortization of intangibles acquired in the acquisition of Paycor, compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance, and retention bonuses, and other acquisition-related costs, primarily reflecting third-party professional service fees.

Operating income: Operating income increased 14% to $619.2 million for the first quarter. Adjusted operating income(1), which excludes acquisition-related costs included in selling, general and administrative expenses, grew 9% to $684.7 million for the first quarter.

Operating margin (operating income as a percentage of total revenue) and adjusted operating margin(1) (adjusted operating income as a percentage of total revenue) were as follows:

	For the three months ended
	August 31,
	2026	2025
Operating margin	38.0%	35.2%
Adjusted operating margin (1)	42.0%	40.7%

(1)
Adjusted operating income and adjusted operating margin are not U.S. GAAP measures. Refer to the "Non-GAAP Financial Measures" section of this Item 2 for a discussion of non-GAAP measures and a reconciliation to the U.S. GAAP measure of operating income.

Interest expense: Interest expense decreased by $3.1 million to $65.1 million for the first quarter, primarily reflecting lower outstanding debt balances.

Income taxes: Our effective income tax rate was 24.0% for the first quarter, compared to 22.9% for the prior year period. The effective income tax rate in both periods was affected by the recognition of discrete tax impacts related to employee stock-based compensation payments.

Net income and diluted earnings per share: Net income increased 12% to $429.7 million for the first quarter. Diluted earnings per share increased 14% to $1.21 per share for the first quarter, reflecting the increase in net income and lower weighted-average diluted shares outstanding.

Non-GAAP Financial Measures: Adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization ("EBITDA"), and adjusted EBITDA are summarized as follows:

	For the three months ended
	August 31,
$ in millions, except per share amounts	2026	2025	Change
Operating income	$619.2	$541.9	14%
Non-GAAP adjustments:
Acquisition-related costs(1)	65.5	84.8
Adjusted operating income	$684.7	$626.7	9%
Adjusted operating margin	42.0%	40.7%

Net income	$429.7	$383.8	12%
Non-GAAP adjustments:
Acquisition-related costs(1)	65.5	84.8
Income tax benefit for acquisition-related costs	(15.7)	(20.6)
Discrete tax windfall related to employee stock-based compensation payments(2)	(0.3)	(7.2)
Adjusted net income	$479.2	$440.8	9%

Diluted earnings per share(3)	$1.21	$1.06	14%
Non-GAAP adjustments:
Acquisition-related costs(1)	0.18	0.23
Income tax benefit for acquisition-related costs	(0.04)	(0.06)
Discrete tax windfall related to employee stock-based compensation payments(2)	(0.00)	(0.02)
Adjusted diluted earnings per share	$1.34	$1.22	10%

Net income	$429.7	$383.8	12%
Non-GAAP adjustments:
Interest expense	65.1	68.2
Interest income on corporate investments	(10.2)	(18.7)
Income taxes	135.3	113.7
Depreciation and amortization expense	109.8	109.3
EBITDA	$729.7	$656.3	11%
Non-GAAP adjustments:
Acquisition-related costs(1)	8.6	23.7
Adjusted EBITDA	$738.3	$680.0	9%

(1)
Acquisition-related costs included in selling, general and administrative expenses include:
•
$56.9 million for the first quarter compared to $61.1 million for the corresponding prior-year period, in amortization of intangibles acquired in the acquisition of Paycor,
•
$8.5 million for the first quarter compared to $18.7 million for the corresponding prior-year period, in compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance and retention bonuses, and
•
$0.1 million for the first quarter compared to $5.0 million for the corresponding prior-year period, in other acquisition-related costs.

(2)
Net tax windfall related to stock-based compensation payments recognized in income taxes. This item is subject to volatility and will vary based on option-holder decisions relating to exercising stock options and fluctuations in our stock price, neither of which is within the control of management.
(3)
The calculation of the impact of non-GAAP adjustments on diluted earnings per share is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

In addition to reporting operating income, operating margin, net income, and diluted earnings per share, which are U.S. GAAP measures, we present adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA, and adjusted EBITDA, which are non-GAAP measures. We believe these additional measures are indicators of our core business operations' performance period over period. Adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA, and adjusted EBITDA are not calculated through the application of U.S. GAAP and are not required forms of disclosure by the SEC. As such, they should not be considered a substitute for the U.S. GAAP measures of operating income, operating margin, net income, and diluted earnings per share, and, therefore, they should not be used in isolation, but in conjunction with the U.S. GAAP measures. The use of any non-GAAP measure may produce results that vary from the U.S. GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of August 31, 2026 remained strong with cash, restricted cash, and total corporate investments of $1.0 billion. Long-term borrowings of $4.6 billion were outstanding as of August 31, 2026. Our unused capacity under our unsecured credit facilities was $2.0 billion as of August 31, 2026. Our primary source of cash is our ongoing operations, which was $413.5 million during the first quarter. Our positive cash flows enabled us to support our business and pay dividends. We currently anticipate that corporate cash, corporate restricted cash, and total corporate investments as of August 31, 2026, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, primarily investment in our technology solutions, share repurchases, dividend payments, and debt service for the foreseeable future.

For client funds liquidity, we have the ability to borrow on our unsecured credit facilities or use corporate liquidity when necessary to meet short-term funding needs related to client fund obligations. Historically, we have borrowed, typically on an overnight basis, to settle short-term client fund obligations, rather than liquidate previously collected client funds invested in our long-term AFS portfolio. We believe that our investments in an unrealized loss position as of August 31, 2026 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment. We do not intend to sell these investments until recovery of their amortized cost basis or maturity and further believe that it is not more-than-likely that we would be required to sell these investments prior to that time.

Financing

Short-term financing: We maintain committed and unsecured credit facilities and irrevocable letters of credit as part of our normal and recurring business operations. The purpose of these credit facilities is to meet short-term funding requirements, finance working capital needs, and for general corporate purposes. We typically borrow on an overnight or short-term basis under our credit facilities. Refer to Note M in the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2026 for further discussion of our credit facilities as of May 31, 2026.

Details of our credit facilities as of August 31, 2026 were as follows:

		Maximum	August 31, 2026
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
2019 JP Morgan Chase Bank, N.A. ("JPM") Credit Facility	April 12, 2029	$1,000.0	$-	$1,000.0
2017 JPM Credit Facility	January 23, 2031	$1,000.0	-	1,000.0
Total Lines of Credit Outstanding and Available			$-	$2,000.0

Effective January 23, 2026, we entered into amendments of our $750.0 million, five-year, unsecured, revolving credit facility (the "2017 Credit Facility") and our $1.0 billion, five-year, unsecured, revolving credit facility (the "2019 Credit Facility") with a syndicate of lenders for which JPM acts as administrative agent. The amendments to these credit facilities, among other things, increase the aggregate amount of principal available under the 2017 Credit Facility from $750 million to $1.0 billion, extend the maturity date for the 2017 Credit Facility from September 17, 2026 to January 23, 2031, and amend certain interest provisions and covenants under both credit facilities. In connection with these amendments, we terminated our three-year, $250 million, unsecured, revolving credit facility for which PNC Bank, N.A. acted as administrative agent (the "2020 PNC Credit Facility"). As of the date of its termination, there were no outstanding loans under the 2020 PNC Credit Facility. Refer to Note M in the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2026 for additional information.

Details of borrowings under each credit facility during the first quarter were as follows:

	For the three months ended August 31, 2026
	2019 Credit	2017 Credit	2020 PNC Credit
$ in millions	Facility	Facility	Facility
Number of days borrowed	22	1	—
Maximum amount borrowed	$1,000.0	$200.0	$—
Weighted-average amount borrowed	483.5	200.0	—
Weighted-average interest rate	4.51%	4.50%	—%

We primarily use short-term borrowings to settle client fund obligations, rather than liquidating previously collected client funds invested in our long-term AFS investment portfolio.

Subsequent to August 31, 2026, we borrowed 13 times on an overnight basis, $523.8 million, on a weighted-average basis, under our JPM credit facilities.

We expect to have access to the amounts available under our current credit facilities to meet our ongoing financial needs. However, if we experience reductions in our operating cash flows due to any of the risk factors outlined in, but not limited to, Item 1A in our Form 10-K for fiscal 2026 and other SEC filings, we may need to adjust our capital, operating and other discretionary spending to realign our working capital requirements with the capital resources available to us. Furthermore, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued and obtained, would be adequate or on terms acceptable to us.

Letters of credit: As of August 31, 2026, we had irrevocable standby letters of credit available totaling $173.0 million, primarily to secure commitments for certain insurance policies. The letters of credit expire at various dates between September 01, 2026 and December 24, 2027. No amounts were outstanding on these letters of credit during the first quarter or as of August 31, 2026.

Long-term financing: We have borrowed $0.4 billion through the issuance of long-term private placement debt ("Senior Notes") and $4.2 billion through the issuance of three fixed rate corporate bonds ("Corporate Bonds"). The following is information on each of our long-term financing arrangements related to future cash commitments:

	Senior Note	Corporate Bonds
$ in billions	Series B	5-year	7-year	10-year
Principal amount	$0.4	$1.5	$1.5	$1.2
Principal payment date	March 13, 2029	April 15, 2030	April 15, 2032	April 15, 2035
Fixed interest rate	4.25%	5.10%	5.35%	5.60%
Interest payment dates in arrears	March and September	April and October	April and October	April and October

During fiscal 2026, we repaid our long-term private placement debt Senior Notes, Series A for $400.0 million, which matured on March 13, 2026.

Refer to Note N in the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2026 for further discussion on our long-term financing.

Other commitments: We had outstanding commitments under existing workers' compensation insurance agreements and legally binding contractual arrangements. We also entered into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $9.7 million of capital assets as of August 31, 2026. In addition, we are involved in seven limited partnership agreements to contribute a maximum of $40.5 million to venture capital funds. As of August 31, 2026, we have contributed approximately $35.1 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate employee and PEO employee health benefit plans, including medical, dental, vision, life insurance, and disability plans. Historically, the amounts accrued for these plans have not been material and were not material as of August 31, 2026. We also self-insure the deductible portion of certain PEO workers' compensation benefit plans. Refer to Note A in the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 of this Form 10-Q for additional information regarding our estimated loss exposure under these PEO workers' compensation benefit plans.

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

Operating, Investing, and Financing Cash Flow Activities

Primary sources of cash, restricted cash, and equivalents are through collections for services rendered to our customers and interest earned on funds held for clients and corporate investments. Primary uses of cash include employee compensation and contractual obligations related to business operations, cash dividends paid, share repurchases, purchases of property and equipment and long-term debt service.

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

Our cash flows include certain activities that are short-term in nature and have an impact on short-term cash flows due to timing of collection and settlement of obligations as follows:

•
PEO receivables and WSE accrued compensation: PEO receivables and WSE accrued compensation fluctuate based on either/both: (1) the timing of the payroll cut-off date and our month-end close, and (2) the timing of when cash is collected from clients and when it is remitted to either the WSE for wages earned or applicable tax or regulatory agencies for payroll taxes. PEO accounts receivable collections and compensation payments to WSEs and applicable tax or regulatory agencies are settled through our corporate cash and the fluctuations impact our operating activities.
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

Summarized operating, investing, and financing cash flow information for the first quarter and the prior period:

	For the three months ended
	August 31,
In millions, except per share amounts	2026	2025	Change
Net cash provided by operating activities	$413.5	$718.4	$(304.9)
Net cash used in investing activities	(335.8)	(1,302.7)	966.9
Net cash used in financing activities	(906.6)	(515.4)	(391.2)
Net change in cash, restricted cash, and equivalents	$(828.9)	$(1,099.7)	$270.8

Cash dividends per common share	$1.19	$1.08

The changes in our cash flow for the first quarter compared to the prior year period were primarily the result of the following key drivers:

Operating Cash Flow Activities

Fiscal 2027

•
Net income, adjusted for non-cash items including depreciation and amortization, provision on deferred taxes, stock-based compensation, and deferred costs, net, attributable to the reasons discussed in the "Results of Operations" section of this Item 2; and
•
An increase in accrued interest related to our corporate bonds, for which our next interest installment is due in October; offset by
•
Net changes in PEO assets and liabilities as a result of the timing of cash collected and the settlement of payroll taxes;
•
Net decrease in refunds owed to our clients related to tax benefits allowed under the Coronavirus Aid, Relief, and Economic Security Act; and
•
Net decrease in accrued corporate compensation due to the settlement of fiscal 2026 year-end bonuses.

Fiscal 2026

•
Net income, adjusted for non-cash items including depreciation and amortization, provision on deferred taxes, stock-based compensation, and deferred costs, net, attributable to the reasons discussed in the "Results of Operations" section of this Item 2;
•
A net increase in refunds owed to our clients related to tax benefits allowed under the Coronavirus Aid, Relief, and Economic Security Act;
•
An increase in accrued interest related to our corporate bonds, for which the first interest installment payment was due in October 2025; and
•
Net decrease in prepaid income taxes due to the timing of our first quarter tax installment, which historically is settled during our second fiscal quarter; offset by
•
A net decrease in accrued corporate compensation primarily due to the settlement of fiscal 2025 year-end bonuses.

Investing Cash Flow Activities

Fiscal 2027

•
Net purchases of AFS securities related to investments in VRDNs at quarter-end;
•
Cash used to develop and enhance our client facing internal-use software and the acquisition of third-party customer lists; and
•
Net purchases of short-term accounts receivable related to new clients and an increase in funding to existing client base.

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

Financing Cash Flow Activities

Fiscal 2027

•
Dividends paid at $1.19 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the "Board"); and
•
Decrease in client fund obligations related to the timing of collections and remittances of client funds.

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

During the first quarter, our primary short-term investment vehicles were bank demand deposit accounts, U.S. government agency discount notes, and VRDNs. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments.

During the first quarter, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 3.6% compared to 3.7% for the prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings will increase from our short-term investments, and over time, increase from our longer-term AFS securities. Earnings from AFS securities, which as of August 31, 2026 had an average duration of 3.1 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of AFS securities that had stated maturities as of August 31, 2026 are shown below by expected maturity.

	August 31, 2026
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$1,090.9	$1,082.0
Due after one year through three years	1,174.1	1,157.2
Due after three years through five years	614.2	601.8
Due after five years	1,857.3	1,803.1
Total	$4,736.5	$4,644.1

VRDNs, when held by us, are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of August 31, 2026, the Federal Funds rate was in the range of 3.50% to 3.75%. Effective September 17, 2026, the Federal Reserve increased the Federal Funds rate to a range of 3.75% to 4.00%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the U.S. President, the Federal Reserve and other government agencies related to the overall macroeconomic environment. We will continue to monitor the market and economic conditions.

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

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) is expected to average approximately $7.0 billion for the fiscal year ending May 31, 2027. Our anticipated allocation is approximately 35% invested in short-term securities and VRDNs with an average duration of less than 30 days and 65% invested in AFS securities, with an average duration of two to three and one-quarter years.

The combined funds held for clients and corporate AFS securities reflected net unrealized losses of $92.4 million as of August 31, 2026 and $52.5 million as of May 31, 2026. During the first quarter, the net unrealized loss on our investment portfolios ranged from $93.0 million to $51.8 million. These fluctuations were driven by changes in market rates of interest. The net unrealized loss on our investment portfolio was approximately $151.2 million as of September 23, 2026.

As of August 31, 2026 and May 31, 2026, we had $4.6 billion and $4.5 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 3.8% as of August 31, 2026 and 3.7% as of May 31, 2026. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs, when held. Assuming a hypothetical decrease in longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of AFS securities as of August 31, 2026, would be in a range of approximately $30.0 million to $35.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio's recorded value, with an offsetting amount recorded in stockholders' equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value are due to credit related concerns and an impairment loss is recognized.

We are also exposed to interest rate risk through the use of our credit facilities as outlined in Liquidity and Capital Resources section of this Form 10-Q. If interest rates were to increase, or we increase the frequency or amounts borrowed under these credit facilities, we could experience additional interest expense and a corresponding decrease in earnings.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of August 31, 2026 were not impaired as a result of the previously discussed reasons. While $3.8 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $94.2 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the AFS securities in an unrealized loss position as of August 31, 2026 and May 31, 2026 had an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to our purchase of customer accounts receivable under non-recourse arrangements. There is also credit risk exposure relating to our trade accounts receivable. These credit risk exposures are diversified amongst multiple customer arrangements and all such arrangements are regularly reviewed for potential write-off. No single customer is material in respect to total accounts receivable, service revenue, or results of operations as of August 31, 2026.

Market risk: We have an ongoing monitoring system for financial institutions we conduct business with and maintain cash balances at large well-capitalized (as defined by their regulators) financial institutions. We closely monitor market conditions and take appropriate measures, when necessary, to minimize potential risk exposure to our customer's and our cash and investment balances.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2026, filed with the SEC on July 17, 2026. On an ongoing basis, we evaluate the critical accounting policies and estimates used to prepare our consolidated financial statements, including, but not limited to, those related to:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this item is provided under the caption "Market Risk Factors" under Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.

Item 4. Controls and Procedures

Disclosure Controls and Procedures: Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that as of August 31, 2026, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of its internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended August 31, 2026. Based on such evaluation, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recently completed fiscal quarter ended August 31, 2026, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 16, 2026, our Board approved a program to repurchase up to an additional $1.0 billion of our common stock with no expiration date. The purpose of this program is to manage common stock dilution. Shares repurchased under this program during the first quarter were as follows:

In millions, except per share amounts	Total number of shares purchased	Average price paid per share	Total dollars	Approximate dollar value of shares that may yet be purchased under the programs

June 1, 2026 - June 30, 2026	—	$—	$—	$675.6
July 1, 2026 - July 31, 2026	—	—	—	675.6
August 1, 2026 - August 31, 2026	—	—	—	675.6
Total for the period	—	$—	$—	$675.6

Item 5. Other Information

During the first quarter, none of our directors or officers (as defined by Rule 16a-1 under the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any "non-Rule 10b5-1 trading arrangement" (as defined by Item 408(c) of Regulation S-K).

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

* Exhibit filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date:	September 24, 2026	/s/ John B. Gibson
John B. Gibson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	September 24, 2026	/s/ Robert L. Schrader
Robert L. Schrader
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	September 24, 2026	/s/ Christopher Simmons Christopher Simmons Vice President, Controller and Treasurer (Principal Accounting Officer)